Form 10-Q
period 1995-09-30
ML DELPHI PREMIER PARTNERS LP
filed 1995-11-13
CIK 795252

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of
             the Securities Exchange Act of 1934
          For the Quarter Ended September 30, 1995

                             OR

  ___ Transition Report Pursuant to Section 13 or 15(d) of
             the Securities Exchange Act of 1934
    For the transition period from __________to__________

               Commission File Number 0-15763

              ML DELPHI PREMIER PARTNERS, L.P.
   (Exact name of registrant as specified in its charter)

          Delaware                      13-3350265
 (State or other jurisdiction of              (IRS Employer
 incorporation or organization)          Identification No.)

        666 Third Avenue, New York, New York    10017
   (Address of principal executive offices)     (Zip Code)

                       (212) 983-9040
    (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X         No____

              ML DELPHI PREMIER PARTNERS, L.P.
              (A Delaware Limited Partnership)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited

                                September    December
                                30,         31,

                                1995        1994

ASSETS
Cash and Cash Equivalents                $           $
                                       125         623
Short-Term Investments               1,086         902
Receivable from Tri-Star-ML
Delphi Premier
  Productions, net                  40,199      39,600
Receivable from Columbia
Pictures
  (Distributor)                        108         113
Interests in Motion Pictures
Released, net of
   accumulated amortization of
$11,527 and
    $11,526, respectively                2           3
Prepaid Expense                        142           0
Interest in Motion Picture
Venture-Tri-Star-
     ML Delphi Premier                  30          39
Productions
Motion Picture Costs
Recoverable from
     Special Recoupment
Payments                             2,521       2,373

                     Total               $           $
Assets                              44,213      43,653

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 11          63
                      Total
Liabilities                             11          63

Partners' Capital (Note 2):
  General Partner                      515         509
  Limited Partners
                                    43,687      43,081

                       Total
Partners' Capital                   44,202      43,590

                       Total
Liabilities and Partners'
                                         $           $
Capital                             44,213      43,653
     See accompanying notes to the financial statements.


              ML DELPHI PREMIER PARTNERS, L.P.
              (A Delaware Limited Partnership)
                  STATEMENTS OF OPERATIONS
         (000's Omitted, except net profit per unit)
                          Unaudited


                                                        For
the Three Months     For the Nine Months

Ended September 30,    Ended September 30,
                                                        1995
1994    1995                  1994
Net Revenue from Motion
Pictures
    Released                  $       $      $       $
                              3       7     12       8
Special Recoupment
Payment
     Accrual                 52      48    148     136
Interest Income
                             18      12     49      27

                             73      67    209     171
Expenses:
    Management Fee          142     142    427     427
    Amortization of
Interests in
      Motion Pictures         0       1      1       1
Released
    Operating Expenses
                             15       5     32      27

                            157     148    460     455

Loss before Share of
Profit
  in Motion Picture        (84)    (81)  (251)   (284)
Venture
Share of Profit in
Motion
  Picture Venture--Tri-
Star-
   ML-Delphi Premier
Productions                 299     284    863     836

Net Profit                    $       $      $       $
                            215     203    612     552

Net Profit Per Unit of
Limited
   Partnership Interest
   (12,610 units)             $       $      $       $
                             17      16     48      43



     See accompanying notes to the financial statements.



              ML DELPHI PREMIER PARTNERS, L.P.
              (A Delaware Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited

For the Nine Months Ended September 30,

1995                             1994
Cash Flow From Operating
Activities:
Net Profit                                   $           $
                                           612         552
Adjustments to reconcile Net
Profit to net cash
   (used) provided by operating
activities:
    Amortization of Interests in
Motion Pictures
      Released                               1           1
    Share of Profit in Motion            (863)       (836)
Picture Venture
    Distributions from Joint               872         968
Venture
    Changes in Assets and
Liabilities:
        Increase in Prepaid              (142)       (142)
Expense
        Increase in Motion
Picture Costs
          Recoverable from
Special Recoupment
            Payments                     (148)       (136)
        Decrease in Receivable
from Columbia
           Pictures (Distributor)            5          14
         Increase in Receivable
from Tri-Star-ML
            Delphi Premier               (599)       (322)
Productions, net
         Decrease in Accrued
Expenses and
            Accounts Payable
                                          (52)        (63)
        Net Cash (Used) Provided
by Operating
             Activities
                                         (314)          36

Cash Flow From Investing
Activities:
Purchases of Short-Term                  (436)       (633)
Investments
Redemptions of Short-Term
Investments                                252          73
       Net Cash Used by Investing
Activities                               (184)       (560)

Decrease In Cash                         (498)       (524)
Cash at beginning of period
                                           623         632
Cash at end of period                        $           $
                                           125         108

     See accompanying notes to the financial statements.

              ML DELPHI  PREMIER PARTNERS, L.P.
              (A Delaware Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS

                          Unaudited

1.  Basis of Presentation

    The accompanying unaudited financial statements have

been prepared in accordance with generally accepted

accounting principles for interim financial information.

They do not include all information and notes required by

generally accepted accounting principles for complete

financial statements.  There has been no material change in

the information disclosed in the notes to financial

statements of the Partnership included in the Annual Report

on Form 10-K for the year ended December 31, 1994.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Partnership as of September 30,

1995 and the results of operations and cash flows for the

periods ended September 30, 1995 and 1994.  Results of

operations for the period ended September 30, 1995 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    As of September 30, 1995, the Partnership had an

interest in twenty SF Interest films, three of which are

owned directly and seventeen of which are owned through a

Joint Venture with TriStar Pictures, Inc.  ("TriStar"), all

of which have completed their theatrical release and are

being distributed in various ancillary markets.  In

addition, as of September 30, 1995, the Partnership has an

interest in three Extra Films through the Tri-Star Joint

Venture which have completed their theatrical release and

are being distributed in various ancillary markets.

Additionally, as of September 30, 1995, the Partnership has

an interest in twenty-two PF Interest films through the Tri-

Star Joint Venture all of which have completed their

theatrical release and are being distributed in various

ancillary markets.

    Based on the anticipated performance of the SF Interest

films released through the Tri-Star Joint Venture and by

Columbia, it is expected that each Distributor will be

required to make a Special Recoupment Payment with respect

to its films.  Accordingly, distribution fees earned and

expected to be earned by the Distributors as of September

30, 1995 of approximately $15,104,000 and $2,521,000

(amounts are present valued at the Joint Venture's and

Columbia's discount rate from 1996) have been accrued by the

Partnership as a receivable from the Tri-Star Joint Venture

and as Motion Picture Costs Recoverable from Special

Recoupment Payments from Columbia, respectively.

    For the purpose of computing the net profit per unit,

the net profit for the period is allocated 99% to the

limited partners and 1% to the General Partner.

3.  Additional Information

    Additional information, including the audited year end

1994 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Partnership's Annual

Report on Form 10-K for the year ended December 31, 1994 on

file with the Securities and Exchange Commission.

Management's Discussion and Analysis of Financial Condition and Results of Operations

a.  Financial Condition


    The Partnership has fully satisfied its commitment to

contribute funds to the Tri-Star Joint Venture and to

Columbia for the production of, and acquisition of SF

Interests in,  films.  In addition, the Partnership has

satisfied its commitment to contribute funds to the Tri-Star

Joint Venture for PF Interests in films.  As of September

30, 1995, the Partnership held cash of approximately

$125,000 and short-term investments of approximately

$1,086,000.

    The Partnership commenced cash distributions to its

partners in December 1987.  Distributions through September

30, 1995 to the limited partners have aggregated $2,720 per

unit (54.4% of the limited partners' original investment in

the Partnership).  The Partnership anticipates making its

next cash distribution to its partners in December 1995.

    Since the Partnership's obligations to make

contributions to the Tri-Star Joint Venture for the

production of and acquisition of interests in, films have

been satisfied, all revenues received by the Partnership are used to pay operating expenses of the Partnership and to

make cash distributions to partners.

b.  Results of Operations

    The Partnership's operating results are primarily

dependent upon the operating results of the Tri-Star Joint

Venture's films and films owned directly by the Partnership

and are significantly impacted by the Tri-Star Joint

Venture's and Columbia's policies.

    The performance of each film, where net proceeds

determines the amount of revenue recognized, is based upon

the amount expended for production and other costs

associated with a film and the gross receipts generated by a film.  The amount and timing of gross receipts generated by

each film is dependent upon the degree of acceptance by the

consumer public and the particular ancillary market in which the film is then being exhibited.

    Amounts contributed toward each film are compared

periodically to the expected total revenue to be generated

for that film, and write-downs may occur to the extent the

amounts invested exceed the expected total revenue for that

film.

    Additionally, the Tri-Star Joint Venture and the

Partnership may record income with respect to Special

Recoupment Payments, to the extent available, which may

allow them to recover their respective investment in SF

Interest films.

    For the three month period ended September 30, 1995,

the Tri-Star Joint Venture had a net profit of which the

Partnership's share was approximately $299,000, and the

Partnership had an overall net profit of approximately

$215,000.  The Partnership's share of the Tri-Star Joint

Venture's net profit was primarily due to interest income

related to the accrual of Special Recoupment Payments and to revenue accrued with respect to certain films offset, in

part, by interest expense related to Acceleration Payments

and the recapture of Special Recoupment Payments.  The

variance between the Partnership's share of the Tri-Star

Joint Venture's net profit and the Partnership's net profit

was primarily due to the amount by which the Partnership's

expenses exceeded the recognition of the Special Recoupment

Payment for films owned directly, interest income earned on

Partnership funds and revenue recognized with respect to

films owned directly.

    For the three month period ended September 30, 1994,

the Tri-Star Joint Venture had a net profit of which the

Partnership's share was approximately $284,000, and the

Partnership had an overall net profit of approximately

$203,000.  The Partnership's share of the Joint Venture's

net profit was primarily due to interest income related to

the accrual of Special Recoupment Payments and to revenue

accrued with respect to certain films offset, in part, by

interest expense related to Acceleration Payments and the

recapture of Special Recoupment Payments.  The variance

between the Partnership's share of the Tri-Star Joint

Venture's net profit and the Partnership's net profit was

primarily due to the amount by which the Partnership's

expenses exceeded the recognition of the Special Recoupment

Payment for films owned directly, interest income earned on

Partnership funds and revenue  recognized with respect to

films owned directly.

    For the nine month period ended September 30, 1995, the

Tri-Star Joint Venture had a net profit of which the

Partnership's share was approximately $863,000, and the

Partnership had an overall net profit of approximately

$612,000.  The Partnership's share of the Tri-Star Joint

Venture's net profit was primarily due to interest income

related to the accrual of Special Recoupment Payments and to revenue accrued with respect to certain films offset, in

part, by interest expense related to Acceleration Payments

and the recapture of Special Recoupment Payments.  The

variance between the Partnership's share of the Tri-Star

Joint Venture's net profit and the Partnership's net profit

was due primarily to the amount by which the Partnership's

expenses exceeded the recognition of the Special Recoupment

Payment for films owned directly, interest income earned on

Partnership funds and revenue recognized with respect to

films owned directly.

    For the nine month period ended September 30, 1994, the

Tri-Star Joint Venture had a net profit of which the

Partnership's share was approximately $836,000, and the

Partnership had an overall net profit of approximately

$552,000.  The Partnership's share of the Tri-Star Joint

Venture's net profit was primarily due to interest income

related to the accrual of Special Recoupment Payments and to revenue accrued with respect to certain films offset, in

part, by interest expense related to Acceleration Payments

and the recapture of Special Recoupment Payments.  The

variance between the Partnership's share of the Tri-Star

Joint Venture's net profit and the Partnership's net profit

was due primarily to the amount by which the Partnership's

expenses exceeded the recognition of the Special Recoupment

Payment for films owned directly, interest income earned on

Partnership funds and revenue recognized with respect to

films owned directly.

    The Partnership reports net revenue from motion picture

exploitation for the three films in which it owns interests

directly.  The decrease in net revenue for the three month

period ended September 30, 1995 as compared with the

corresponding period in 1994, is due primarily to a decrease in the accrual of syndicated television revenues in 1995.

The increase in net revenue for the nine month period ended

September 30, 1995 as compared with the corresponding period in 1994, is due primarily to an increase in the accrual of

syndicated television revenues in 1995.

    The decrease in interest income for the three month

period ended September 30, 1995 as compared with the

corresponding period in 1994 was due primarily to less funds being available for short-term investments during 1995.

    The increase in interest income for the nine month

period ended September 30, 1995 as compared with the

corresponding period in 1994 was due primarily to more funds being available for short-term investments as well as higher interest rates earned on short term investments during 1995.

    The increase in the Partnership's total expenses for

the three and nine month periods ended September 30, 1995

(inclusive of amortization of the Partnership's direct

interest in motion pictures) as compared with the

corresponding periods in 1994 is due primarily to an

increase in Operating Expenses.  The increase in Operating

Expenses is primarily attributable to an increase in

professional fees related to the performance of distribution audits.

           TRI-STAR- ML DELPHI PREMIER PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited


                                 September   December
                                 30,         31,

                                 1995        1994

ASSETS
Motion Picture Production  and
Advertising
    Costs, net of accumulated
amortization of
    $279,703 and $279,570,        $  1,214            $
respectively                                      1,347
Motion Picture Costs Recoverable
from
    Special Recoupment Payments     59,204       53,072
Receivable from TriStar
Pictures, Inc.
    (Distributor), net
                                    27,584       28,210
                     Total         $88,002            $
Assets                                           82,629

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,     $46,589  $    41,682
Inc.
  Payable to ML Delphi Premier
     Partners, L.P., net            40,199       39,600

                      Total         86,788       81,282
Liabilities

Venturers' Capital:
  TriStar Pictures, Inc.             1,184        1,308
   ML Delphi Premier Partners,
L.P.                                    30           39

                       Total
Venturers' Capital                   1,214        1,347

                       Total
Liabilities and Venturers'
                                                      $
Capital                            $88,002       82,629

     See accompanying notes to the financial statements.

           TRI-STAR-ML DELPHI PREMIER PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited



For the Three Months     For the Nine Months

Ended September 30,     Ended September 30,

1995                   1994    1995                1994
Net Revenues From Motion
Picture
    Exploitation              $       $      $       $
                            132     249    985     613

Less: Amortization of
Motion
          Picture
Production and
           Advertising
Costs                        17      68    133     170

Income from Operations      115     181    852     443

Special Recoupment
Payment
     Accrual (Recapture)          (249)          (295)
                          (131)            713

Interest Income
                          1,650   1,502  4,725   4,309

Net Income                    $       $      $       $
                          1,634   1,434  6,290   4,457





     See accompanying notes to the financial statements.



          TRI-STAR - ML DELPHI PREMIER PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Nine Months Ended September 30,

1995                              1994
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                         6,290       4,457
Adjustments to reconcile Net
Income to net cash
    provided by operating
activities:
  Amortization of Motion Picture
Production
     and Advertising Costs                 133         170
  Accrued Distributions to             (5,506)     (1,993)
Venturers
  Changes in Assets and
Liabilities:
       Increase in Payable to ML
Delphi Premier
         Partners., L.P.                   599         322
       Increase in Payable to
TriStar Pictures
         Inc., net                       4,907       1,671
       Decrease in Receivable
from TriStar
          Pictures, Inc.                   626       2,497
(Distributor), net
       Increase in Motion Picture
Costs
          Recoverable from
Special Recoupment
          Payments
                                       (6,132)     (4,490)
        Net Cash Provided  by
Operating Activities                       917       2,634

Cash Flow From Financing
Activities:
Distributions to Venturers
                                         (917)     (2,634)

        Net Cash Used by
Financing Activities                     (917)     (2,634)

Net Change in Cash                           0           0

Cash at beginning of period
                                             0           0

Cash at end of period                        $           $
                                             0           0

     See accompanying notes to the financial statements.

          TRI-STAR - ML DELPHI PREMIER PRODUCTIONS
                      (A Joint Venture)

                NOTES TO FINANCIAL STATEMENTS

                          Unaudited

1.  Basis of Presentation

    The accompanying unaudited financial statements have

been prepared in accordance with generally accepted

accounting principles for interim financial information.

They do not include all information and notes required by

generally accepted accounting principles for complete

financial statements.  There has been no material change in

the information disclosed in the notes to financial

statements of Tri-Star-ML-Delphi Premier Productions (the

"Joint Venture") included in the Annual Report on Form 10-K

of ML Delphi Premier Partners, L.P. (the "Partnership") for

the year ended December 31, 1994.  The information furnished includes all adjustments which are, in the opinion of

management, necessary to present fairly the financial

position of the Joint Venture as of September 30, 1995 and

the results of its operations and cash flows for the periods ended September 30, 1995 and 1994.  Results of operations

for the period ended September 30, 1995 are not necessarily

indicative of the results that may be expected for the

entire fiscal year.

2.  Current Operations

    All seventeen SF Interest Films in which the Joint

Venture has an interest have completed their theatrical

release and are being distributed in various ancillary

markets.  All twenty-two PF Interest films in which the

Joint Venture has an interest have completed their

theatrical release and are being distributed in various

ancillary markets.  In addition, the Joint Venture has an

interest in three Extra Films which have completed their

theatrical release and are being distributed in various

ancillary markets.  For the three and nine month periods

ended September 30, 1995, the Joint Venture is reporting net revenue of $132,000 and $985,000, respectively, due

primarily to the performance of various PF Interest films in the worldwide free television market and to the performance

of various SF Interest films in the pay television and

worldwide free television markets. For the nine month period ended September 30, 1995, the Joint Venture has recorded an

increase of $713,000 in the Special Recoupment Payment

accrual due to an increase in the estimated distribution fee to be earned by its Distributor.  In addition, for the three and nine month periods ended September 30, 1995, the Joint

Venture has recorded net interest income of $1,650,000 and

$4,725,000, respectively, due primarily to the decrease in

the discount period relating to the Special Recoupment

Payment net of interest expense related to the Acceleration

Payments.

    For the three and nine month periods ended September

30, 1994, the Joint Venture reported net revenue of $249,000 and $613,000, respectively, due primarily to the performance of various PF Interest films in the pay television and

worldwide free television markets and to the performance of

one SF Interest film the worldwide free television market.

For the nine month period ended September 30, 1994, the

Joint Venture recorded a decrease of  $295,000 in the

Special Recoupment Payment accrual due to  a decrease in the estimated distribution fee to be earned by its Distributor.

In addition, for the three and nine month periods ended

September 30, 1994, the Joint Venture recorded net interest

income of $1,502,000 and $4,309,000, respectively, due

primarily to the decrease in the discount period relating to the Special Recoupment Payment net of interest expense

related to the Acceleration Payments.

3.  Tax Acceleration Payment

    With respect to PF Interest films, if in any calendar

year the Partnership recognizes income for federal income

tax purposes in excess of the payment received in December

for that year (the "Excess"), TriStar Pictures, Inc.

("TriStar") is required to make an acceleration payment to

the Partnership with respect to the Excess.  The amount of

the acceleration payment is equal to the Excess multiplied

by the maximum individual federal income tax rate in effect

for the year of the Excess (an "Acceleration Payment").  The

Acceleration Payment is recoupable, with interest, by

TriStar, with certain exceptions, from the payment to be

received by the Partnership with respect to the PF Interest

Films in December 1996.  The Partnership has received,

through the Joint Venture, a total of $8,702,000 with

respect to the Acceleration Payment.  For the nine months

ended September 30, 1995, approximately $694,000 of interest expense has been accrued on the Acceleration Payments and

has been offset in Interest Income in the accompanying

financial statements.

4.  Additional Information

    Additional information, including the audited year end

1994 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Annual Report on

Form 10-K of the Partnership for the year ended December 31,

1994.

                           PART II


Item 1.      Legal Proceedings

     None

Item 2.  Changes in Securities

     None

Item 3.Defaults Upon Senior Securities

     None

Item 4.Submission of Matters to a Vote of Security Holders

     None

Item 5.      Other Information

     None

Item 6.Exhibits and Reports on Form 8-K

     A).  Exhibits


                      EXHIBIT
                      NUMBERDESCRIPTIONPAGE NUMBER


                  27                 Financial Data Schedule

     B).  Reports on Form 8-K

                     None

                         SIGNATURES


   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ML DELPHI PREMIER PARTNERS,
L.P.
                              A Delaware Limited Partnership

                              By:  ML DELPHI PARTNERS, L.P.,
                                   General Partner

                              By:  ML Film Entertainment
Inc.,
                                   general partner




November 10, 1995             /s/ Diane T.
Herte________________
     Date                     Diane T. Herte
                              Treasurer of the general
partner of the
                              General Partner
                              (principal financial officer
and principal
                              accounting officer of the
Registrant)



November 10, 1995             /s/ Steven N.
Baumgarten
     Date                     Steven N. Baumgarten
                              Director and Vice President of
the                                        general partner
of the General Partner