Form 10-K
period 1995-12-31
ML DELPHI PREMIER PARTNERS LP
filed 1996-03-28
CIK 795252

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

  [x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                              OR
    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For Fiscal Year Ended
Commission File
December 31, 1995                                 Number 0-15763

               ML DELPHI PREMIER PARTNERS, L.P.
    (Exact name of registrant as specified in its charter)
   Delaware                                                      13-
3350265
(State or other jurisdiction of
(IRS Employer
 incorporation or organization)
Identification No.)

         666 Third Avenue, New York, New York   10017
     (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code: (212) 983-9040 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes  x      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[x]

   As of March 15, 1996, there were 12,610 units of limited partnership interests outstanding, all held by non-affiliates. The aggregate market value of those interests is not determinable because there is no active public trading market for the units. See
Item 5.  Market for the Registrant's Common Equity and Related
Security Holder Matters.

                            PART I.

Item 1.  Business.

Formation.

       ML Delphi Premier Partners, L.P. (the "Partnership") is a

Delaware limited partnership formed with the principal business objective of achieving cash returns through the production,

ownership, acquisition of interests in and exploitation of

feature length motion pictures.  The Partnership has acquired

(a) Preferred Film ("PF") Interests in 22 films, with payments based on the gross receipts of those films, and (b) Single Film

("SF") Interests in 20 films with payments based on the net

proceeds of those films or, if it would result in a greater

amount, payments based on gross receipts.  The PF Interests and most of the SF Interests have been acquired through a joint

venture between the Partnership and TriStar Pictures, Inc.

("TriStar").  The remaining SF Interests are in films

distributed by Columbia Pictures ("Columbia Pictures"), a

division of Columbia Pictures Industries, Inc. ("Columbia").

       A public offering (the "Offering") of limited partnership

interests in the Partnership, at $5,000 per unit, was completed in December l986 with the sale of 12,610 units.  Net proceeds to the Partnership after selling commissions, organizational

expenses and other expenses of the Offering were approximately

$55,500,000.  The general partner of the Partnership, ML Delphi

Partners, L.P. (the "General Partner"), contributed

approximately $637,000 as its capital contribution to the

Partnership.

Preferred Film Interests.

       Approximately 40% ($22,445,000) of the net proceeds of

the Offering, including the General Partner's capital

contribution, was available for contribution to a joint venture between the Partnership and TriStar (the "Tri-Star Joint

Venture") for the acquisition, at the rate of $l,000,000 per film, of PF Interests (the "PF Proceeds").  PF Interests have been acquired in 22 TriStar and Columbia feature length motion pictures having direct production costs (excluding overhead) of at least $5,000,000.  In June 1989, it was agreed that Columbia films, meeting the same criteria as set forth for Tri-Star PF

Interest films (the "Tri-Star PF Interest Films"), would be

treated as if they were Tri-Star PF Interest Films and would be accounted for, through the Tri-Star Joint Venture, in the same manner as Tri-Star PF Interest Films (hereinafter referred to as the "Columbia PF Interest Films").  Of the $22,000,000 that was contributed by the Partnership toward the acquisition of PF

Interests, $19,000,000 was contributed toward Tri-Star PF

Interest Films and $3,000,000 was contributed toward the

acquisition of Columbia PF Interest Films.  Films in which PF

Interests have been acquired are hereinafter collectively

referred to as the "PF Films."

       Payments made to the Partnership in respect of the PF

Films consist of two components, one of which is determined on a film-by-film basis and the other of which is determined on an aggregate basis (as described below).  Both components are based on the gross receipts of the film or films to which they relate.

       The Partnership receives an amount equal to the following

percentages of gross receipts of each PF Film:



                5.0% of the first $5,000,000
                7.5% of the next $5,000,000
               10.0% of the next $5,000,000
       Accordingly, the maximum payment based on gross receipts

for any PF Film based on the individual film component will be

$l,l25,000.

       The Partnership is also entitled to receive an amount

equal to the following percentages of the aggregate gross

receipts of all the PF Films (computed after deducting U.S. and

Canadian (domestic) theatrical gross receipts of the films):



               12.5% of the first $74,800,000
                ll.5% of the next  $74,800,000
                ll.0% of the next  $202,400,000
                1.0% of the excess over $352,000,000
       The distribution agreement between TriStar and the Tri-

Star Joint Venture provides, in general, that gross receipts consist of all sums received by TriStar, as distributor, from the exploitation of a film throughout the world, including its receipts from theatrical showings (i.e., the amounts received by the distributor from exhibitors, which generally are based on a percentage of "box office" receipts), pay cable television

exhibition, its receipts from free television showings, and

specified royalties (less certain expenses) from video cassette and video disc sales, soundtrack revenue, music publishing and merchandising licenses.  Gross receipts generally include all advances and guaranteed payments received and not refunded by

TriStar, as distributor, for theatrical exhibition, free

television, soundtrack, music publishing and merchandising.

      The Partnership received its first payment in respect of PF

Films in December 1987.  Payments in respect of PF Films are made on an annual basis in December of each year through 1996.

TriStar agreed to advance to the Partnership, through the TriStar

Joint Venture, an amount sufficient to enable the Partnership to receive a payment in December  1987 equal to l4% of the PF

Proceeds (the "14% Return").  Approximately $3,142,000 was paid to the Partnership, through the Tri-Star Joint Venture, by

TriStar in December 1987, of which approximately $458,000 was attributable to the performance of one PF Film which was released in 1987.  The balance of $2,684,000 represented an advance (the

"Advance") which TriStar will be entitled to recoup, without interest, in December 1996 from revenues earned by the

distribution of the Partnership's PF Films.  In addition, in

December of each year 1988 through 1995 TriStar, through the Tri-

Star Joint Venture, made a payment to the Partnership of

$3,142,000 representing the 14% Return.  To the extent the annual cash return to the Partnership from the PF Interests causes the

Partnership's cumulative non-compounded return to exceed the l4%

Return in any of the years 1988 through 1995, the excess amount will be carried forward and, to the extent not applied in later years to generate the 14% Return, will be payable without

interest in December 1996 less the Acceleration Payment

recoupments and related interest described below.  At that time,

TriStar will make a final payment taking into account gross

receipts to the date of payment, as well as the gross receipts estimated to be received by TriStar during the next seven years from the distribution of all PF Films (subject to discount under certain circumstances).  Following the final payment, the

Partnership's PF Interests will cease.  As of December 31, 1995,

$21,471,000, net of the Acceleration Payments and related

interest described below and the Advance, is carried forward and is included in the receivable from the Tri-Star Joint Venture in the accompanying financial statements.

      If in any calendar year the Partnership recognizes income

for federal tax purposes with respect to PF Interest Films in excess of the December payment for that year (the "Excess"),

TriStar is required to make an acceleration payment to the

Partnership with respect to the Excess.  The amount of the

acceleration payment is equal to the Excess multiplied by the maximum individual federal income tax rate in effect for the year of the Excess (the "Acceleration Payment").  During March

1993 and 1992, the Partnership received $360,000 and $7,548,000 with respect to the Acceleration Payment for 1992 and 1991,

respectively.

      These Acceleration Payments were distributed to partners

in April 1993 and 1992, respectively.  These Acceleration

Payments are recoupable, with interest, by TriStar, with certain exceptions, from the payment to be received by the Partnership with respect to its PF Interests in December 1996 and are

reflected as a reduction to the receivable from the Tri-Star

Joint Venture in the accompanying financial statements.

      All of the films in which the Partnership has a PF

Interest have been released both domestically and in foreign markets.  See "PF Interest Films."

Single Film Interests.

      The Tri-Star Joint Venture has acquired interests in

certain films produced or co-produced by earlier joint ventures between TriStar and one or more of the Delphi Partnerships (as that term is defined under "Distribution of Films" below) and has produced certain films for which TriStar commenced

production after the expiration of TriStar's similar commitment to an earlier joint venture between TriStar and Delphi Film

Associates V.



       The Partnership has an SF Interest in 20 films, 17

through the Tri-Star Joint Venture (the "Tri-Star SF Interest

films") and three which are participation interests owned

directly in films being distributed by Columbia Pictures (the

"Columbia SF Interest films").  Those films in which the

Partnership has an SF Interest are sometimes collectively

referred to as the "SF Interest films" and individually referred to as an "SF Interest film."  See "Columbia SF Interest Films"

and "Tri-Star SF Interest Films."  See also "Tri-Star SF

Interest Extra Film Profit Participations" regarding the

Partnership's interest in the films "Avalon," "Another You," and

"Fisher King."

       The Partnership has an interest ranging from 5% to 25% in

each of the SF Interest films.  The maximum contribution that the Partnership was required to make for any Tri-Star SF

Interest film was $3,600,000;  however, the Partnership had the right to elect to contribute up to 25% of the total production cost of any Tri-Star SF Interest film.  The Partnership agreed to contribute amounts in excess of $3,600,000 toward the

production of four motion pictures ("Nadine," "The Squeeze,"

"Gardens of Stone" and "Suspect").

       In 1987, it was agreed that to the extent the Partnership

contributed amounts to the Tri-Star Joint Venture in excess of

$3,600,000 toward the production of these four films, the

Partnership, through the Tri-Star Joint Venture, would have the right to reduce its interest in a mutually agreed upon film and to apply that amount toward an interest in three additional SF

Interest films produced by the Tri-Star Joint Venture.  In

December 1987, the Partnership, through the Tri-Star Joint

Venture, elected to reduce its interest in the motion picture

"Blind Date" to 5% and contribute the funds thereby made

available toward the production of the motion pictures "Sunset,"

"For Keeps," and "The Seventh Sign."  The Partnership has a 5%

interest in each of these films.

       The Partnership's ownership interest with respect to each

SF Interest film is generally equal to the percentage the

Partnership's cash contribution for production or acquisition of a film bears to the total cash contributions for production or acquisition of that film.  The Partnership (directly, or through the Tri-Star Joint Venture) is entitled to payments based on the net proceeds of SF Interest films or, if it would result in a greater amount, payments based on gross receipts.  Each

Distributor (as hereinafter defined) is also required to make special recoupment payments which may enable the Partnership to recover up to the otherwise unrecouped amount of its

contributions for SF Interest films distributed by that

Distributor.  These special recoupment payments are to be made in December 1996.

       All 20 films in which the Partnership has an SF Interest

have been released both domestically and in foreign markets.

The Partnership's contributions (including interest) for the production and acquisition of SF Interest films aggregated

approximately $42,213,000.  Of this amount, approximately

$37,768,000 was contributed to the Tri-Star Joint Venture and approximately $4,445,000 to Columbia.

Distribution of Films.

       The films in which the Partnership owns an interest are

distributed pursuant to distribution agreements (the

"Distribution Agreements") between TriStar and the Tri-Star

Joint Venture and between Columbia Pictures and the Partnership.

TriStar and Columbia Pictures, as distributors, are sometimes referred to collectively as the "Distributors" and individually as a "Distributor."  The Distributor has the ultimate authority for all decisions with respect to the distribution of the films.

For each SF Interest film, the Partnership is generally entitled to receive an amount equal to the product of its percentage

interest in a film multiplied by the greater of (a) an amount equal to 100% of the net proceeds from the distribution of the film and (b) an amount equal to 32% of the gross receipts from the distribution of the film.  As previously discussed, the

payments to which the Partnership is entitled in respect of PF

Interest films are based solely on gross receipts without regard to net proceeds. The Distribution Agreements provide, in

general, that gross receipts consist of all sums received by the

Distributor from the worldwide exploitation of a film.  Net

proceeds with respect to each film generally are determined by deducting from gross receipts:

       (a)  a distribution fee equal to 17-1/2% of substantially

all of the gross receipts of the film.  The Distributor's

entitlement to this distribution fee is deferred until the Tri-

Star Joint Venture or the Partnership (in the case of Columbia's

SF Interest films) has received from the distribution of that film an amount equal to the amount contributed (other than

interest) to produce or acquire an interest in the film;

       (b) expenses incurred in the distribution, promotion and

marketing of the film, including expenditures for prints and advertising except that deductions for the cost of domestic

theatrical distribution of Tri-Star SF Interest films may not be deducted beyond the sum of $6,000,000 plus 20% of the gross

receipts from the domestic theatrical release of a film; and

       (c) payments to third party participants who have a

contingent participation in the film.  The extent to which

payments to third party participants may be deducted from the gross receipts of a film in determining net proceeds is limited by the Distribution Agreements.

       Each Distributor reports to the Partnership or the Tri-

Star Joint Venture, as the case may be, on a quarterly basis with respect to gross receipts and net proceeds for each film.

The Distributors make payments with respect to the SF Interest films based on those quarterly reports when the reports are

delivered.  Under the terms of each Distribution Agreement,

payments based on gross receipts did not take into account

amounts accrued through December 31, 1986.  In addition to

distributing motion pictures produced or acquired by the Joint

Venture and the Partnership (in the case of the Columbia SF

Interest films), each Distributor distributes films in which joint ventures between each of Columbia and TriStar and certain other limited partnerships (the "Delphi Partnerships") own an interest, as well as films in which neither the Partnership nor any of the Delphi Partnerships own an interest.

Special Recoupment Payment for SF Interest Films.

       Under the terms of the Distribution Agreements, the

Partnership will be entitled to a payment (a "Special Recoupment

Payment") from the Distributors in late 1996 for each SF

Interest film (an "Unrecouped Film") for which the Tri-Star

Joint Venture or the Partnership (in the case of the Columbia SF

Interest films) has not received from the distribution of that film (or its sale) an amount equal to the total contributions to produce or acquire an interest in the film, other than amounts spent for payments in the nature of interest ("Cost Return").

       Initially, the Special Recoupment Payment would be

payable only to the extent of the distribution fees received by the Distributor from the distribution of all of its SF Interest films.  The Special Recoupment Payments to the Tri-Star Joint

Venture based on distribution fees would be allocated by the Tri-

Star Joint Venture first to the Partnership to the extent

necessary for the Partnership to recoup (without interest) the amount of its contributions to the Tri-Star Joint Venture for the production or acquisition of the Unrecouped Films (other than contributions for payments in the nature of interest); any excess would then be allocated to TriStar.  If these

distribution fees are insufficient to enable a Distributor to make the Special Recoupment Payments with respect to all of its

Unrecouped Films, gross receipts and net proceeds of each

remaining Unrecouped Film distributed by that Distributor would be recalculated to include as gross receipts in respect of that

Unrecouped Film (i) the excess, if any, of the minimum payments under its license agreement with Home Box Office, Inc. ("HBO"),

in the case of Columbia, or the minimums determined under the agreement between TriStar and HBO based on the formula for films that commence principal photography in 1986, in the case of

TriStar, and (ii) certain minimum amounts in respect of video cassette and video disc exploitation in excess of the amounts previously included in the gross receipts of that Unrecouped

Film.  Each Distributor would then make a Special Recoupment

Payment to the Partnership with respect to each Unrecouped Film to the extent of the Partnership's share of additional gross receipts or net proceeds payable as a result of the

recalculation but only up to the amount of the unrecouped

contributions (other than contributions for payments in the

nature of interest) in respect of that Unrecouped Film.  Each

Special Recoupment Payment made on the basis of such

recalculation would be allocated between the Partnership and

TriStar in proportion to their respective interests in the

applicable Unrecouped Film.

       Each Distributor will be entitled to recoup the Special

Recoupment Payments made to the Partnership in respect of each

Unrecouped Film, with interest calculated at 110% of the prime rate from time to time, from the Partnership's share of

subsequent gross receipts or net proceeds of that Unrecouped

Film and from the proceeds of any sale of the Partnership's

interest in that Unrecouped Film.  In calculating the amount of distribution fees available for the Special Recoupment Payments,

no distribution fee will be deemed received by a Distributor

(and therefore no distribution fee will be deemed available for the Special Recoupment Payment) from a film with respect to

which the most recent payment by that Distributor was based on gross receipts or from a film that did not reach Cost Return.

       Based on the anticipated performance of the three

Columbia SF Interest Films and the 17 Tri-Star SF Interest

Films, as of December 31, 1995, approximately $2,576,000 and

$15,642,000 (amounts present valued at Columbia and the Tri-Star

Joint Venture's respective discount rate from December 1996),

respectively, had been accrued on the financial statements of the Partnership as Special Recoupment Payments allocable to the

Partnership.  To the extent available, the Special Recoupment

Payments from the Distributors are expected to enable the

Partnership to achieve Cost Return for the Unrecouped Films and are not intended to enable the Partnership to recoup any amounts paid by the Partnership for management fees or other expenses of the Partnership.

Tri-Star SF Interest Bonus Film Profit Payments.

       The Partnership is entitled to receive certain bonus

profit payments with respect to the three films "Like Father,

Like Son," "Blind Date" and "Peggy Sue Got Married" (the "Bonus

Films") for which it paid no consideration (the "Bonus Film

Profit Payments").  All three SF Interest films have generated cash payments to the Partnership.  The Film Profit Bonus

Payments are equal to 30% of the first $9,000,000 of profits to the Partnership from its SF Interest in each of these films.

Bonus Film Profit Payments in the amounts of $9,000,     $81,000

and $9,000 were received by the Partnership in 1995, 1994 and

1993, respectively.

       Additional Bonus Film Profits Payments will be paid in

installments, without interest, and will continue on a quarterly basis, on the basis of each Bonus Film's performance, subject to reaching a stipulated maximum amount.

Tri-Star SF Interest Extra Film Profit Participations.

       Pursuant to the Distribution Agreement between Tri-Star

and the Tri-Star Joint Venture, the Partnership, through the Tri-

Star Joint Venture, has a net profit participation in three

extra SF Interest films (the "Extra Films").  The Partnership's

Extra Films are "Avalon", "Another You" and "Fisher King" each of which has been released.

       The Partnership was not required to make a capital

contribution with respect to the Extra Films.  The Partnership's profit participation (through the Tri-Star Joint Venture) with respect to the Extra Films is equal to 10% of the net proceeds of the Extra Film after 100% of the net proceeds of the Extra

Film exceeds 112 1/2% of its production cost.  The interest in these Extra Films will cease should the Partnership's overall

Cash Return (as defined below) with respect to Tri-Star SF

Interest Amount.  For these purposes, "Cash Return" is an amount equal to (a) the estimated cash payments ultimately to be

received by the Partnership from the Tri-Star SF Interest films less (b) the Partnership's contributions for those films in

excess of the Allocated Amount and interest on such excess.

Based on the performance of the Extra Films through December 31,

1995, no receivable has been reflected in the accompanying

financial statements.

TriStar and Columbia License Arrangements.

       Certain of the Partnership's SF Interest films have been

licensed to HBO for exhibition on its pay television services.

The Distribution Agreements provide that the gross receipts of a film will initially be credited with respect to pay television exhibition by HBO in an amount equal to specified percentages of the first year's domestic theatrical gross receipts of that

film, regardless of the actual license fee payable to Columbia or TriStar under its license agreement with HBO.  The amount initially included in gross receipts may be less, and in some instances substantially less, than the amount actually received by Columbia or TriStar under its agreement with HBO.  See the

"Special Recoupment Payments" provision described above for

information concerning additional amounts that gross receipts may be credited with in connection with pay television

exhibition by HBO.

       Columbia Pictures entered into an arrangement with CBS

Inc. ("CBS") for CBS to license for exhibition on the CBS

television network, a specified number of motion pictures from among a specified number of groups of Columbia's motion

pictures.  The arrangement provides for CBS to pay a specified average license fee for the motion pictures in each group

licensed by CBS.  The Partnership and Columbia Pictures have agreed that, subject to adjustment in certain circumstances,

gross receipts for films licensed to CBS under this arrangement would include an amount equal to the higher of the license fees paid by CBS and the comparable fair market value for the license rights involved for the relevant license period.  The Columbia

SF Interest films may be licensed for network television

exhibition under this arrangement.  Certain of the Tri-Star SF

Interest Films have been licensed for network television

exhibition on CBS or on other television networks on a film-by-

film basis.

       The films in which the Partnership owns an interest are

subject to agreements between each Distributor and Columbia

TriStar Home Video (formerly known as RCA/Columbia Pictures Home

Video) and Columbia TriStar Home Video (International) Inc.

(formerly known as RCA/Columbia Pictures International Video).

The Distribution Agreements provide for a specified royalty for video cassettes and video discs regardless of the amounts

payable to TriStar or Columbia under their respective

arrangements with such joint ventures (which may exceed the

amounts includable in gross receipts).

       Many films in which the Partnership has an interest have

been licensed by their respective Distributors for exhibition on other cable television services, independent television stations in the United States and on foreign television stations.

Generally, these films have been made available for foreign

television exhibition and domestic independent television

exhibition approximately three and five years, respectively,

after a film's domestic theatrical release.

Tri-Star SF Interest Films.

       All 17 films in which the Tri-Star Joint Venture has an

SF Interest have been released.  Certain information concerning these films is set forth below:

                                                  Partnership's
                                                  Approximate
                                 Initial
Percentage
       Title                            Release Date
Interest

   Let's Get Harry                                 October 1986
5%
   Peggy Sue Got Married  October 1986                5%
   Every Time We Say Goodbye                       November 1986
5%
   The Boss' Wife                                  November 1986
5%
   No Mercy                                        December 1986
18%
   Blind Date                                      March 1987
5%
   Amazing Grace and Chuck                         April 1987
25%
   Gardens of Stone                                May 1987
25%
   The Squeeze            July 1987                  25%
   Nadine                 August 1987                25%
   The Principal                                   September
1987     25%
   Like Father Like Son   September 1987             25%
   Suspect                October 1987               25%
   For Keeps                                       January 1988
5%
   Sunset                 April 1988                  5%
   The Seventh Sign                                April 1988
5%
   Sweet Hearts Dance     September 1988             23%
   In addition, the Partnership holds a l0% net profit

participation interest in the films "Avalon," "Another You" and

"Fisher King" each of which are Extra Films.  See "Tri-Star SF

Interest Extra Film Profit Participations."

Columbia SF Interest Films.

   All three of the Columbia SF Interest films have been

released. Certain information concerning these films is set

forth below:

                                                 Partnership's
                            Initial               Percentage
   Title                                         Release Date
Interest
   Armed and Dangerous    August 1986               5%
   That's Life                                   September 1986
5%
   Ishtar                                        May 1987
7.5%

PF Interest Films.

   All 22 Films in which the Partnership has an interest have been released.  Certain information concerning these films is set forth below:


                              Initial
      Title                   Release Date
      The Principal           September 1987
      Short Circuit 2         July 1988
      Tap                     February 1989
      Who's Harry Crumb?                         February 1989
      Chances Are             March 1989
      Slaves of New York                         March 1989
      Sing                    March 1989
      See No Evil,
        Hear No Evil          May 1989
      Loverboy                April 1989
      Casualties of War       August 1989
      Look Who's Talking                         October 1989
      Immediate Family        October 1989
      Steel Magnolias         November 1989
      Glory                   December 1989
      Family Business         December 1989
      Loose Cannons           February 1990
      Blind Fury              June 1989 (Foreign)
                              March 1990 (Domestic)
      Side Out                March 1990
      I Love You To Death                        April 1990
      The Freshman            July 1990
      Postcards From The Edge               September 1990
      Avalon                  October 1990

      With the exception of "Casualties of War," "Immediate

Family" and "Postcards From The Edge," which are each Columbia

PF Interest Films, the films set forth above are Tri-Star PF

Interest Films.

      All of the Partnership's SF Interest films and PF Films

have been theatrically released both domestically and in foreign markets.  In addition, substantially all of the Partnership's SF

Interest films have been made available on video cassettes and have been exhibited on pay television.  Certain of the

Partnership's SF Interest films and PF Films have been exhibited on network television and certain of these films are currently under license for domestic syndicated television exhibition and foreign television exhibition.  See "Distribution of Films."

Competition.

      Competition in the motion picture industry is intense,

both in theatrical distribution as well as in the ancillary

markets where most of the Partnership's films are now being

distributed.  All of the "major" studios and independent

distribution companies are distributing films that compete for the attention of purchasers of product for these ancillary

markets which include pay cable television, home video, network television exhibition, and syndicated television exhibition both foreign and domestic.  The Partnership's films compete in many of these markets not only with films that were released

contemporaneously, but also with many films that were released in prior and subsequent years.  The level of theatrical success that a film enjoyed is often an important factor with respect to results achieved in these ancillary markets.

Employees.

      The Partnership has no employees.  The General Partner,

however, retains the services of Magera Management Corporation

("Magera") to provide operational and financial services to it.

See Item l0 "Directors and Executive Officers of the Partnership-

Operational and Financial Services."  Magera has eight employees who perform services for the General Partner and for the general partners of other private and public limited partnerships,

including the other Delphi Partnerships.

Item 2.                 Properties.

      The executive offices of the Partnership and the General

Partner are located at 666 Third Avenue, New York, New York

10017.  The Partnership pays no rent.

Item 3.                 Legal Proceedings.

      None.

Item 4.                 Submission of Matters to a Vote of

Security Holders.

      None.

                           PART II.
Item 5.    Market for the Registrant's Common Equity and
       Related Security Holder Matters.

       The Partnership is a limited partnership; there is no

established public market for limited partnership units of the

Partnership.

       Effective November 9, 1992, the Partnership was advised

that Merrill Lynch, Pierce, Fenner & Smith Incorporated

("Merrill Lynch") introduced a new limited partnership secondary service available to its clients through Merrill Lynch's Limited

Partnership Secondary Transaction Department.

       Beginning with the December 1994 client account

statements, Merrill Lynch implemented new guidelines for

providing estimated values of limited partnerships and other direct investments reported on client account statements.  As a result, Merrill Lynch no longer reports general partner

estimates of limited partnership net asset value on its client account statements.  Pursuant to the guidelines, estimated

values for limited partnership interests originally sold by

Merrill Lynch (such as the Partnership's Units) will be provided two times per year to Merrill Lynch by independent valuation services.  The estimated values will be based on financial and other information available to the independent services on the prior August l5th for reporting on December year-end client

account statements, and on information available to the services on March 31st for reporting on June month-end Merrill Lynch

client account statements.  Merrill Lynch clients may contact their Merrill Lynch Financial Consultants or telephone the

number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value.  The estimated values provided by the independent services are not market values and Unit holders may not be able to sell Units or realize the amount upon a sale.  In addition, Unit holders may not realize the independent estimated value upon the liquidation of the Partnership over its remaining life.

       As of March 15, 1996, there were approximately 5,100

holders of record of limited partnership units of the

Partnership.

Cash Distributions.

       Cash distributions attributable to revenue received by

the Partnership from PF Films commenced in December of 1987.

Cash distributions attributable to revenue received by the

Partnership from SF Interests commenced in September 1989.

       The following chart sets forth the cash distributions

made by the Partnership through March 15, 1996:

       Year                                      Amount Per Unit
       1987                                          $ 245
       1988                                             245
       1989                                             270
       1990                                             270
       1991                                             330
       1992                                             840
       1993                                             275
       1994                                             245
       1995                                             245
       1996    (through March 15)                           0
       Total                                       $2,965

       Accordingly, as of March 15, 1996, the partners have

received cash distributions aggregating 59.3% of their original investment in the Partnership.

Item 6.    Selected Financial Data.


                (000's omitted except for per unit information)

                                                               Year
Ended December 31
                         1995          1994      1993    1992
1991
Net revenue from
  motion pictures
  released (1):                                    $      17     $
8            $     68             $      35        $        46
Share of profit
   in motion
  picture venture:                                 $ 1,156     $
609          $ 1,420            $  3,814$ 14,581
Net profit:                                                   $
788     $    208          $    905            $  3,312    $ 14,156
Net profit
  per unit:                                                   $
62    $       16         $       71          $      260        $
1,111
Total assets:                                      $41,311
$43,653         $46,590     $ 49,150 $ 57,590
Total liabilities:                                 $       53    $
63         $       88          $        50        $   1,103
Cash distributions
   per unit:                          $     245    $     245
$     275          $      840        $      330

(1) The Partnership's interest in the Tri-Star Joint Venture is not included in Operating Revenue as it is accounted for by the equity method.

Item 7.    Management's Discussion and Analysis of Financial
       Condition and Results of Operations.
       1.  Liquidity and Capital Resources.

       The Partnership has satisfied its commitment to

contribute funds to the Tri-Star Joint Venture and to Columbia for the production of, and acquisition of SF Interests in films.

In addition, the Partnership has satisfied its commitment to contribute funds to the Tri-Star Joint Venture for PF Interests in films.  As of December 31, 1995, the Partnership held cash of approximately $714,000 and short-term investments of

approximately $588,000.  Short-term investments consist solely of U.S. government securities.

       In March 1993 and 1992, the Partnership received $360,000

and $7,548,000 with respect to the Acceleration Payment for 1992 and 1991, respectively.  These Acceleration Payments are

recoupable, with interest, by TriStar, with certain exceptions,

from the payment to be received by the Partnership with respect to its PF Interests in December 1996.

       Since the Partnership's obligations to make contributions

to the Joint Venture for the production of, and acquisition of interests in, films have been satisfied, all revenues received by the Partnership are used to pay operating expenses of the

Partnership and to make cash distributions to partners.

       2.  Results of Operations.

       The Partnership's operating results are primarily

dependent upon the operating results of the Tri-Star Joint

Venture's films and films owned directly and are significantly impacted by the Tri-Star Joint Venture's and Columbia's

policies.

       The performance of each film where net proceeds

determines the amount of revenue recognized is based upon the amount expended for production and other costs associated with a film and the gross receipts generated by a film.  The amount and timing of gross receipts generated by each film is dependent upon the degree of acceptance by the consumer public and the particular ancillary market in which the film is then being

exhibited.

       Amounts contributed toward each film are compared

periodically to the expected total revenue to be generated for that film, and write-downs may occur to the extent the amounts invested exceed the expected total revenue for that film.

       Additionally, the Tri-Star Joint Venture and the

Partnership may record income with respect to Special Recoupment

Payments, to the extent available, which may allow it to recover its investment in SF Interest films.

       For the year ended December 31, 1995, the Tri-Star Joint

Venture had a net profit of which the Partnership's share was approximately $1,156,000 and the Partnership had an overall net profit of approximately $788,000.  The variance between the

Partnership's share of the Tri-Star Joint Venture's net profit and the Partnership's net profit for the year ended December 31,

1995 was attributable to the Partnership's operating expenses

(including amortization of the Partnership's direct interest in motion pictures), partially offset by the accrual of the Special

Recoupment Payments, revenues generated by films in which the

Partnership holds an interest directly and interest income.  The

Partnership's share of the net profit reported by the Tri-Star

Joint Venture was due primarily to interest income related to the accrual of the Special Recoupment Payments and the

profitable results of certain films offset, in part, by interest expense related to the Acceleration Payments and the recapture of the Special Recoupment Payments.

       For the year ended December 31, 1994, the Tri-Star Joint

Venture had a net profit of which the Partnership's share was approximately $609,000 and the Partnership had an overall net profit of approximately $208,000.  The variance between the

Partnership's share of the Tri-Star Joint Venture's net profit and the Partnership's net profit for the year ended December 31,

1994 was attributable to the Partnership's operating expenses

(including amortization of the Partnership's direct interest in motion pictures), partially offset by the accrual of the Special

Recoupment Payments, interest income and revenues generated by films in which the Partnership holds an interest directly.  The

Partnership's share of the net profit reported by the Tri-Star

Joint Venture was due primarily to interest income related to the accrual of Special Recoupment Payments and the profitable results of certain PF Interest films offset, in part, by

expenses related to foreign exchange losses and by interest

expense related to the Acceleration Payments and the recapture of the Special Recoupment Payments.

       For the year ended December 31, 1993, the Tri-Star Joint

Venture had a net profit of which the Partnership's share was approximately $1,420,000 and the Partnership had an overall net profit of approximately $905,000.  The variance between the

Partnership's share of the Tri-Star Joint Venture's net profit and the Partnership's net profit for the year ended December 31,

1994 was attributable to the Partnership's operating expenses

(including amortization of the Partnership's direct interest in motion pictures), partially offset by the accrual of the Special

Recoupment Payments, interest income and revenues generated by films in which the Partnership holds an interest directly.  The

Partnership's share of the net profit reported by the Tri-Star

Joint Venture was due primarily to interest income related to the accrual of Special Recoupment Payments and the profitable results of certain PF Interest films offset, in part, by

expenses related to foreign exchange losses and by interest

expense related to the Acceleration Payments and the recapture of the Special Recoupment Payments.

       The increase in the Special Recoupment Payments accrued

for the years ended December 31, 1995 and 1994 as compared with the prior years is primarily due to the shortening of the

discount period in 1994 and 1993.

       The Partnership reports net revenues from motion picture

exploitation for the three films in which it owns interests

directly. The increase in net revenues for the year ended

December 31, 1995 as compared with the prior year is due

primarily to an increase in the accrual of syndicated television revenues in 1995.  The decrease in net revenues for the year ended December 31, 1994 as compared with the prior year is due primarily to lower syndicated television revenues accrued in

1994.  The amortization of the Partnership's direct interest in motion pictures for the year ended December 31, 1995 as compared with the prior year is unchanged.  The decrease in amortization of the Partnership's direct interest in motion pictures for the year ended December 31, 1994 as compared with the prior year is due primarily to a decrease in net revenues from motion picture exploitation.

       The increase in interest income for the years ended

December 31, 1995 and 1994 as compared with the corresponding periods in 1994 and 1993 was due primarily to more funds being available for short-term investments as well as higher interest rates earned on short-term investments during 1995 and 1994.

       The increase in total expenses for the year ended

December 31, 1995 as compared with the prior year (exclusive of amortization of the Partnership's direct interest in motion

pictures) is due primarily to an increase in Other Expenses.

The increase in Other Expenses is primarily attributable to an increase in professional fees related to the performance of a greater number of distribution audits in 1995.  The decrease in total expenses for the year ended December 31, 1994 as compared with the prior year (exclusive of amortization of th

Partnership's direct interest in motion pictures) is due

primarily to a decrease in Other Expenses.  The decrease in

Other Expenses is primarily attributable to a decrease in

professional fees related to the performance of fewer film

audits in 1994.

       The Partnership does not believe that the impact of

inflation on the results of its operations has been material.

Item 8.    Financial Statements and Supplementary Data.

       See the financial statements set forth in Item 14 of this

annual report.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None.

                           PART III.

Item 10.   Directors and Executive Officers of the Partnership.

       The General Partner of the Partnership is ML Delphi

Partners, L.P., a Delaware limited partnership formed in January

1987 between ML Film Entertainment Inc. ("ML Film"), a Delaware corporation, and a wholly-owned subsidiary of ML Leasing

Equipment Corp. (which is an indirect wholly-owned subsidiary of

Merrill Lynch & Co., Inc., and the successor in interest to

Merrill Lynch Leasing Inc. and Merlease Leasing Corp.) and an

affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated

("Merrill Lynch"), its general partner, and Delphi Film

Services, its sole limited partner.  ML Delphi Partners, L.P. is the successor to ML Delphi Partners, a New York general

partnership between ML Film and Delphi Film Services, which was the general partner of the Partnership from June 1986 through

December 1986.  Since the Partnership's inception, ML Film has been the managing partner of the Partnership's General Partner.

Set forth below is certain information regarding the current management of the General Partner.

ML Film.

The executive officers and directors of ML Film are:

Kevin K. Albert . . . . .  President, Director
Robert F. Aufenanger.  Executive Vice President, Director
Steven N. Baumgarten. Vice President, Director
Michael E. Lurie. . . . .  Vice President, Director
Diane T. Herte    . . . . .  Treasurer

       Kevin K. Albert, 43, a Managing Director of Merrill

Lynch Investment Banking Group ("ML Investment Banking"),

joined Merrill Lynch in 1981.  Mr. Albert works in the

Equity Private Placement Group and is involved in

structuring and placing a diversified array of private

equity financings including common stock, preferred stock,

limited partnership interests and other equity related

securities.  Mr. Albert is also a director of  ML Media

Management Inc. ("ML Media"), an affiliate of ML Film and a

joint venturer of Media Management Partners, the general

partner of ML Media Partners, L.P.; a director of ML

Opportunity Management Inc. ("ML Opportunity"), an affiliate of ML Film and a joint venturer in Media Opportunity

Management Partners, the general partner of ML Media

Opportunity Partners, L.P.; a director of ML Mezzanine II

Inc. ("ML Mezzanine II"), an affiliate of ML Film and the

general partner of the managing general partner of ML Lee

Acquisition Fund II, L.P. and ML Lee Acquisition Fund

(Retirement Accounts) II, L.P.; a director of ML Mezzanine

Inc. ("ML Mezzanine"), an affiliate of ML Film and the

general partner of the managing partner of ML Lee

Acquisition Fund, L.P.; a director of Merrill Lynch Venture

Capital Inc. ("ML Venture"), an affiliate of ML Film and the general partner of the Managing General Partner of ML

Venture Partners I, L.P. ("Venture I"), ML Venture Partners

II,L.P. ("Venture II"), and ML Oklahoma Venture Partners

Limited Partnership ("Oklahoma"); and a director of Merrill

Lynch R&D Management Inc. ("ML R&D"), an affiliate of ML

Film and the general partner of the Managing General Partner of ML Technology Ventures, L.P.  Mr. Albert also serves as

an independent general partner of Venture I and Venture II.

       Robert F. Aufenanger, 42, a Vice President of Merrill

Lynch & Co. Corporate Credit and a Director of the

Partnership Management Department, joined Merrill Lynch in

1980.  Mr. Aufenanger is responsible for the ongoing

management of the operations of the equipment and project

related limited partnerships for which affiliates of ML Film serve as general partners.  Mr. Aufenanger is also a

director of ML Media, ML Opportunity, ML Venture, ML R&D, ML

Mezzanine and ML Mezzanine II.

       Steven N. Baumgarten, 40, a Vice President of Merrill

Lynch & Co. Corporate Credit, joined Merrill Lynch in 1986.

Mr. Baumgarten shares responsibility for the ongoing

management of the operations of the equipment and project

related limited partnerships for which subsidiaries of ML

Leasing Equipment Corp., an affiliate of Merrill Lynch, are

general partners.

       Michael E. Lurie, 52, a First Vice President of

Merrill Lynch & Co. Corporate Credit and the Director of the

Asset Recovery Management Department, joined Merrill Lynch

in 1970.  Prior to his present position, Mr. Lurie was the

Director of Debt and Equity Markets Credit responsible for

the global allocation of credit limits and the approval and

structuring of specific transactions relating to debt and

equity products.  He also served as Chairman of the Merrill

Lynch International Bank Credit Committee.  Mr. Lurie is

also a director of ML Media, ML Opportunity, ML Venture and

ML R&D.

       Diane T. Herte, 35, an Assistant Vice President of

Merrill Lynch & Co., Corporate Credit since 1992, joined

Merrill Lynch in 1984.  Ms. Herte's responsibilities include controllership and financial management functions for

certain partnerships for which subsidiaries of ML Leasing

Equipment Corp., an affiliate of Merrill Lynch, are general

partners.

       Mr. Aufenanger is an executive officer of Mid-Miami

Diagnostics Inc. ("Mid-Miami Inc.").  On October 28, 1994

both Mid-Miami Inc. and Mid-Miami Diagnostics, L.P. filed

voluntary petitions for protection from creditors under

Chapter 7 of the United States bankruptcy Code in the United

States Bankruptcy Court for the Southern District of New

York.

       Merrill Lynch was a co-managing underwriter of the

initial public offering of Sony Pictures Entertainment Inc.

("SPE") (then known as "Tri-Star Pictures, Inc.") securities and of several subsequent public offerings of additional SPE securities.  In addition, an affiliate of the Managing

Partner serves as a manager for certain film financing

transaction conducted on behalf of SPE in Japan.  Therefore,

ML Film and its affiliates could have interests that may

conflict with those of the Partnership.

       Merrill Lynch, or an affiliate, has served as a

selling agent for the public offerings of units in each of

the Delphi Partnerships.

Operational and Financial Services.

       To assist it in the performance of its duties, the

General Partner has engaged Magera, subject to the direction and supervision of the General Partner, to provide

operational and financial services which are provided at no

additional cost to the Partnership for each year for which

there is a management fee.  Magera is owned by Richard M.

Mason and Aaron German.  Mr. Mason, the sole shareholder of

Goshen Services, Inc. (which is a partner of Delphi Film

Services, the sole limited partner of the General Partner)

and the President of Magera, and Mr. German, the Executive

Vice President of Magera, also previously acted as

consultants to SPE.  Magera also provides operational and

financial services to the general partners of other private

and public limited partnerships, including the other Delphi

Partnerships, and serves as a consultant to others engaged

in the entertainment industry.

Item 11.   Executive Compensation.

       The General Partner was paid a management fee of

approximately $569,000 for 1995 and is entitled to an annual management fee in the same amount through 1996.  The General

Partner is responsible for payments to all personnel

employed by it, office and travel expenses and other matters relating to the administration of the Partnership.  The

General Partner does not, however, bear the expense of

professional fees rendered on behalf of the Partnership,

such as legal fees and fees to certified public accountants

which are paid directly by the Partnership.  In addition,

the General Partner is being reimbursed for out-of-pocket

expenses with respect to administering the Partnership and

reporting to partners.  For years subsequent to 1996 there

will be no fixed management fee.  In that regard, the

General Partner, on behalf of the Partnership, has retained

Magera to provide those services to the Partnership for

years after 1996.

       Until limited partners have received total cash

distributions equal to their capital contributions (the

"Capital Return"), they will receive 99% of, and the General

Partner will receive 1% of, all cash distributions.

Following Capital Return, until limited partners have

received total cash distributions equal to 150% of Capital

Return, the General Partner, in addition to receiving

distributions in respect of 1% interest for which it has

paid, will be entitled to receive distributions in amounts

equal to 10% of all further cash distributions made.  After

the limited partners have received total cash distributions

equal to 150% of Capital Return, the General Partner, in

addition to receiving distributions in respect of the 1%

interest for which it has paid, will be entitled to receive

distributions in amounts equal to 15% of all further cash

distributions made.

       Prior to reaching Capital Return, income will be

allocated 99% to the limited partners and 1% to the General

Partner.  After Capital Return is reached, allocations of

income will be based on the aggregate prior allocations of

income and losses, the aggregate prior cash distributions

and cash available for distribution.

       The foregoing describes the provisions of the

partnership agreement concerning the General Partner's right to share in cash distributions, and is not intended to

suggest that any particular level of cash distributions will be reached.

Item 12. Security Ownership of Certain Beneficial Owners and
       Management

       To the best of the knowledge of the Partnership, no

person beneficially owns in excess of 5% of the limited

partnership units of the Partnership.

       To the best of the knowledge of the Managing Partner, as

of March 1, 1996, no person is the beneficial owner of 5% or more of the outstanding common stock of Merrill Lynch.

Item 13.   Certain Relationships and Related Transactions.

       The Partnership's operations relating to the ownership

and exploitation of films involve Columbia or TriStar.  See Item

1 "Business."

       The General Partner is entitled to management fees and to

a portion of cash distributions to partners.  The General

Partner of the Partnership is affiliated with the general

partners of other Delphi Partnerships all of which are limited partnerships similar to the Partnership.

                           PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K.


 (a)(1)    Financial Statements:

               ML Delphi Premier Partners, L.P.

       Independent Auditors' Report

       Balance Sheets at December 31, 1995 and 1994

       Statements of Operations for the Years Ended
         December 31, 1995, 1994 and 1993

       Statements of Cash Flows for the Years Ended
         December 31, 1995, 1994 and 1993

       Statements of Changes in Partners' Capital for the Years Ended December 31, 1995,
         1994 and 1993

       Notes to Financial Statements

            Tri-Star-ML Delphi Premier Productions

       Independent Auditors' Report

       Balance Sheets at December 31, 1995
         and 1994

       Statements of Operations for the Years Ended
         December 31, 1995, 1994 and 1993

       Statements of Cash Flows for the Years Ended
         December 31, 1995, 1994 and 1993

       Statements of Venturers' Capital for the Years Ended December 31, 1995, 1994 and 1993

       Notes to Financial Statements

(a)(2) Financial Statement Schedules:

          No financial statement schedules have been filed as part of this report as none are required.

(a)(3) Exhibits
Exhibit No.
       Amended and Restated Agreement
         of Limited Partnership (1)
4.l

       Production Credit Agreement dated
         as of January 18, 1988 (2)
4.2(a)

       Amendment No. 1 to the Production
         Credit Agreement dated as of March 1, 1988 (3)
4.2(b)

       Tri-Star Joint Venture Agreement (1)
l0.1

       Product Origination
         Agreements (1)
l0.2

       Distribution Agreements (1)
l0.4

       Agreement dated June 13, 1989 between
         ML Delphi Premier Partners, L.P.
         and Columbia Pictures Entertainment, Inc. (4)
10.5

       Financial Data Schedule                              27

       (1) Incorporated by reference to the Partnership's registration statement No. 33-6489, as amended, on file with the Securities and Exchange Commission.

       (2)  Incorporated by reference to the Partnership's Form
10-K
for the year ended December 31, 1987 on file with the Securities and Exchange Commission.

       (3)  Incorporated by reference to the Partnership's Form
10-K for the year ended December 31, 1988 on file with the Securities and Exchange Commission.

       (4)  Incorporated by reference to the Partnership's Form
10-K for the year ended December 31, 1989 on file with the Securities and Exchange Commission.

(b)    Reports on Form 8-K.

       No reports on Form 8-K were filed during the last quarter

of the Partnership's fiscal year ended December 31, 1995.

(c)    Exhibits.

       The Exhibits required by Item 601 of Regulation S-K are

submitted as a separate section following the Partnership's

financial statements.

(d)    Financial Statement Schedule.

       No financial statement schedules have been filed as part

of this report as none are required.

                          SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Dated: March 28, 1996         ML DELPHI PREMIER PARTNERS,
L.P.
                                           By:  ML DELPHI
PARTNERS, L.P.
                                    General Partner
                                           By:  ML Film
Entertainment Inc.,
                                    General Partner

                                    /s/ Kevin K. Albert
                                    (Kevin K. Albert)
                                    President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                  Title                     Date

/s/ Kevin K. Albert     Director and President of      March 28, 1996
(Kevin K. Albert)       the general partner
                    of the General Partner
                    (principal executive
                    officer of the Registrant)

/s/ Robert F. Aufenanger           Director and Executive Vice
March 28, 1996
(Robert F. Aufenanger)             President of the general
                    partner of the General Partner

/s/ Steven N. Baumgarten           Director and Vice President
March  28, 1996
(Steven N. Baumgarten)  of the Managing Partner
                    of the General Partner

                                                  Director and Vice
President  March 28, 1996
(Michael E. Lurie)      of the Managing Partner
                    of the General Partner

/s/ Diane T. Herte      Treasurer of the general  March  28, 1996
(Diane T. Herte)                   partner of the General Partner
                    (principal financial
                    officer and principal
                    accounting officer of the
                    Registrant)
                         EXHIBIT INDEX


Page Reference

in Sequentially

Numbered Copy

               4.1     Amended and Restated Agreement
                         of Limited Partnership*

       4.2(a)  Production Credit Agreement
                         dated as of January 18, 1988*

       4.2(b)       Amendment No. 1 to the Production
                 Credit Agreement dated as of
                 March 1, 1988*

       l0.l         Tri-Star Joint Venture Agreement*

               l0.2    Product Origination Agreements*

               l0.4    Distribution Agreements*

       10.5         Agreement dated June 13, 1989 between
                 ML Delphi Premier Partners, L.P.
                 and Columbia Pictures Entertainment, Inc.*

        27     Financial Data Schedule

                 INDEPENDENT AUDITORS' REPORT

The Partners
ML Delphi Premier Partners, L.P.:

We have audited the accompanying balance sheets of ML Delphi Premier Partners, L.P. (a Delaware Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, cash flows and changes in partners' capital for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ML Delphi Premier Partners, L.P. (a Delaware Limited Partnership) at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.



                              KPMG PEAT MARWICK LLP


New York, New York
March 25, 1996

               ML DELPHI PREMIER PARTNERS, L.P.
               (A Delaware Limited Partnership)

                        BALANCE SHEETS
                        (000's Omitted)

                                                      December
31,

                                1995        1994

ASSETS
Cash                                     $           $
                                       714         623
Short-Term Investments (Note 2)        588         902
Receivable from Tri-Star-ML
Delphi Premier
  Productions, net (Note 4)         37,301      39,600
Receivable from Columbia
Pictures
  (Distributor) (Note 2)               110         113
Interests in Motion Pictures
Released, net of
   accumulated amortization of
$11,527 and
    $11,526, respectively (Note          2           3
2)
Interest in Motion Picture
Venture-Tri-Star-
     ML Delphi Premier                  20          39
Productions
      (Notes 2 & 4)
Motion Picture Costs
Recoverable from
     Special Recoupment
Payments
      (Notes 2 & 5)
                                     2,576       2,373

                     Total               $           $
Assets                              41,311      43,653

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 53          63
                      Total
Liabilities                             53          63

Partners' Capital (Notes 1 &
9):
  General Partner                      486         509
  Limited Partners
                                    40,772      43,081

                       Total
Partners' Capital                   41,258      43,590

                       Total
Liabilities and Partners'
                                         $           $
Capital                             41,311      43,653
      See accompanying notes to the financial statements.


               ML DELPHI PREMIER PARTNERS, L.P.
               (A Delaware Limited Partnership)

                   STATEMENTS OF OPERATIONS
          (000's Omitted, except net profit per unit)

                                For the Year Ended December
31,

1995            1994        1993
Net Revenue from Motion
Pictures
    Released (Note 2)              $      $       $
                                  17      8      68
Special Recoupment Payment
     Accrual (Note 5)            203    186     182
Interest Income
                                  69     47      35

                                 289    241     285
Expenses:
    Management Fee               569    569     569
    Amortization of
Interests in  Motion
       Pictures Released           1      1      13
(Note 2)
    Other Expenses
                                  87     72     218

                                 657    642     800

Loss before Share of Profit
in Motion
  Picture Venture              (368)  (401)   (515)
Share of Profit in Motion
  Picture Venture--Tri-Star-
ML Delphi
  Premier Productions (Notes
2 & 4)                         1,156    609   1,420

Net Profit                         $      $       $
                                 788    208     905

Net Profit Per Unit of
Limited
   Partnership Interest            $      $       $
(12,610) units                    62     16      71


      See accompanying notes to the financial statements.


               ML DELPHI PREMIER PARTNERS, L.P.
               (A Delaware Limited Partnership)
                   STATEMENTS OF CASH FLOWS
                        (000's Omitted)

For the Year Ended December 31,

1995                  1994             1993
Cash Flow From Operating
Activities:
Net Profit                               $        $        $
                                       788      208      905
Adjustments to reconcile Net
Profit to net cash
   provided by operating
activities:
    Amortization of Interests in
Motion Pictures
      Released                           1        1       13
    Share of Profit in Motion      (1,156)    (609)  (1,420)
Picture Venture
    Distributions from Joint         1,175      754    2,053
Venture
    Changes in Assets and
Liabilities:
        Increase in Motion
Picture Costs
          Recoverable from
Special Recoupment
            Payments                 (203)    (186)    (182)
        Decrease (Increase) in
Receivable from
           Columbia Pictures             3       23     (33)
(Distributor)
        Decrease in Receivable
from Tri-Star-ML
            Delphi Premier           2,299    3,168    2,211
Productions, net
        (Decrease) Increase in
Accrued Expenses
            and Accounts Payable
                                      (10)     (25)       38
        Net Cash Provided by
Operating Activities                 2,897    3,334    3,585
Cash Flow From Investing
Activities:
Purchases of Short-Term            (1,671)  (2,181)  (5,113)
Investments
Redemptions of Short-Term
Investments                          1,985    1,958    5,017
       Net Cash Provided (Used)
by Investing
           Activities
                                       314    (223)     (96)
Cash Flow from Financing
Activities:
Distributions to Partners
                                   (3,120)  (3,120)  (3,503)
       Net Cash Used by Financing
Activities                         (3,120)  (3,120)  (3,503)
Increase (Decrease) In Cash and
Cash
   Equivalents                          91      (9)     (14)
Cash at beginning of year
                                       623      632      646
Cash at end of year                      $        $        $
                                       714      623      632
      See accompanying notes to the financial statements.

               ML DELPHI PREMIER PARTNERS, L.P.
                (A Delaware Limited Partnership)

          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     FOR THE YEARS ENDED DECEMBER 3l, 1995, 1994 AND 1993
        (000's Omitted, except distributions per unit)

                                   General            Limited
Total
Balance January 1, 1993              $         $         $
                                   564    48,536    49,100

Net Profit for the Year
Ended
  December 31, 1993                  9       896       905

Distributions to Partners
($275 per unit)                   (35)   (3,468)   (3,503)

Balance December 31, 1993          538    45,964    46,502

Net Profit for the Year
Ended
  December 31, 1994                  2       206       208

Distributions to Partners
($245 per unit)                   (31)   (3,089)   (3,120)

Balance December 31, 1994          509    43,081    43,590

Net Profit for the Year
Ended
  December 31, 1995                  8       780       788

Distributions to Partners
($245 per unit)                   (31)   (3,089)   (3,120)

Balance December 31, 1995            $         $         $
                                   486    40,772    41,258



      See accompanying notes to the financial statements.

               ML DELPHI PREMIER PARTNERS, L.P.
               (A Delaware Limited Partnership)


                 NOTES TO FINANCIAL STATEMENTS



1.  General

   ML Delphi Premier Partners, L.P. (the "Partnership") is a

limited partnership which was formed to participate in the

production, ownership, acquisition of interests in and

exploitation of feature length motion pictures.  The Partnership was organized under the laws of the State of Delaware on

June 12, 1986.  ML Delphi Partners, L.P., a Delaware limited partnership (the "General Partner"), is the general partner of the Partnership.  The General Partner, which has the full

responsibility for the management of the Partnership's business,

received a fee for its management services of $569,000 in l995,

l994 and 1993.  A public offering (the "Offering") of limited partnership interests in the Partnership was completed on

December 23, 1986.  A total of 12,610 units at $5,000 per unit were sold.

   A substantial portion of the business of the Partnership is the production, ownership, acquisition of interests in and

exploitation of motion pictures through its participation in the

Joint Venture (as hereinafter defined.)  Accordingly, the

Partnership's operating results are in large part dependent upon the operating results of the Joint Venture, and are

significantly impacted by the Joint Venture's policies (see Note

4).

   The General Partner contributed $637,000, an amount equal to

l% of the total capital contributions, to the Partnership.

Profits and losses are currently being allocated l% to the

General Partner and 99% to the limited partners (See Note 9).

   The Partnership (a) has acquired Preferred Film ("PF")

Interests in films through Tri-Star-ML Delphi Premier

Productions (the "Joint Venture"), a joint venture with TriStar

Pictures, Inc. (formerly Tri-Star Pictures, Inc.) ("TriStar"),

with returns based on gross receipts of those films and (b) has acquired Single Film ("SF") Interests in films through the Joint

Venture with returns generally based on the net proceeds of

those films or upon certain gross receipts if it would result in a greater amount.  In addition, SF Interests have been acquired in three films released by Columbia Pictures, a division of

Columbia Pictures Industries, Inc. (the "Columbia Distributor").



2.  Summary of Significant Accounting Policies

   (a)  Short-Term Investments

   Short-Term Investments consist solely of U.S. government

securities which are stated at cost plus accrued interest, which approximate market value.

   (b)  Accounting for Participation in Tri-Star-ML Delphi
Premier Productions
   The Partnership records its investment in the Joint Venture under the equity method of accounting.

   (c) Interests in Motion Pictures Released and Amortization

   Interests in Motion Pictures Released include the

Partnership's share of the direct costs of production of certain films plus an overhead charge equivalent to 12.5% of the direct production costs.  In addition, advertising expenditures which benefit future periods were capitalized as incurred by the

Partnership and are included in Interests in Motion Pictures

Released.

   The Partnership's interests in motion pictures are amortized based on net revenues recognized in proportion to the

Partnership's estimate of ultimate net revenues to be received.

Unamortized amounts are compared with net realizable value on a film by film basis, and losses are recognized to the extent of any excess of costs over net realizable value with respect to each film.

   However, should losses be indicated for films, the Special

Recoupment Payments described in Note 5, to the extent

available, are accrued as Motion Picture Costs Recoverable from

Special Recoupment Payments.

   Columbia agreed to compensate the Partnership for the

unavailability to it of an investment tax credit with respect to one of the films in which the Partnership has a direct ownership interest by making a payment to the Partnership in l987 of

$85,000.  This amount is equal to approximately one and one-half times the investment tax credit applicable to the Partnership's interest in that film.  This payment results in a reduction in the account, Interests in Motion Pictures Released, in the

accompanying financial statements.

   (d) Recognition of Revenue for Motion Pictures Released

   Net revenues from the Columbia Distributor with respect to SF

Interest motion pictures released in which the Partnership has an interest are recognized on an accrual basis.  Net revenues consist of: (a) the portion of net proceeds (gross receipts less a distribution fee, unless deferred, and other distribution and releasing costs) or, if greater, a percentage of gross receipts accrued payable to the Partnership under the distribution

agreement, plus, (b) the portion of gross receipts accrued (not in excess of the advertising expenditures for the films, subject to certain limitations, plus an amount intended to approximate the cost of funds incurred by the Partnership in connection with its advertising obligation).  However, certain advances received by the Columbia Distributor which are includable in gross

receipts under the distribution agreement are not reflected in the calculation of net revenues until those advances are earned.

       (e)     Receivable from Columbia Pictures (Distributor)

   This asset represents the amounts receivable by the

Partnership from Columbia.  The total receivable from Columbia consists of amounts accrued with respect to film exploitation of

$110,000 in 1995 and $113,000 in l994.



(f)    Distribution Fee

   The Columbia Distributor is entitled to receive a 17.5%

distribution fee on substantially all gross receipts in

calculating the net proceeds to which the Partnership is

entitled from the distribution of a film; however, the Columbia

Distributor's entitlement to this distribution fee is deferred until the Partnership has received from the distribution of a film an amount equal to the amount spent by the Partnership to produce or acquire an interest in that film, other than amounts spent for payments in the nature of interest ("Cost Return").

After Cost Return for a film, the deferred distribution fee will be recouped by the Distributor from a portion (based on the

Partnership's interest in the film) of the amount otherwise

payable to the Partnership.  After Cost Return, the Distributor

would be entitled to receive a distribution fee equal to 17.5%

of substantially all gross receipts, including gross receipts prior to Cost Return.

   (g)  Accounting for Income Taxes

   No provision for income taxes has been made as ML Delphi

Premier Partners, L.P. is treated as a partnership for income tax purposes, with all income tax consequences flowing directly to its partners.

   Effective January l, l993, the Partnership adopted Statement of Financial Accounting Standards No. 109, "Accounting for

Income Taxes."  As of December 31, 1995 and 1994, the reported amounts of the Partnership's assets less liabilities exceeded the tax bases by approximately $13,492,000 and $11,138,000,

respectively.  The adoption of the Statement had no impact on the Partnership's financial statements.



3.  Supplemental Disclosure of Cash Flow Information

   No amounts for interest were paid in 1995, l994 and l993.



4.  Transactions with Joint Venture

   (a) PF Interests in Motion Pictures

   The Partnership, through the Joint Venture, acquired PF

interests in twenty-two films for a cost of $l,000,000 per film.

Of these twenty-two films, nineteen were produced by TriStar and three were produced by Columbia.  The Partnership is receiving an amount for each film based on certain percentages of gross receipts of that film from all sources, with a maximum payment of $l,l25,000 per film.  In addition, the Partnership will also be entitled to receive an amount based on certain percentages of the aggregate gross receipts of all PF Interest films excluding

U.S. and Canadian domestic theatrical gross receipts.  In any of the years l988 through l995 in which the annual cash return to the Partnership from the PF Interest films would cause the

Partnership's cumulative non-compounded return on the amount of the Partnership's total funds to be contributed for PF Interest films to exceed l4% per year, the balance of the amount due is carried forward and, to the extent not applied in later years to generate a l4% return to the Partnership, will be payable,

without interest, to the Partnership on December 23, l996 less the Acceleration Payment recoupments described below.  As of

December 31, 1995, $21,471,000, net of Acceleration Payments and

related interest and the Advance described below, is carried forward and is included in the receivable from the Tri-Star

Joint Venture in the accompanying financial statements.

   As of December 31, 1995, the Partnership had an interest in twenty-two Joint Venture PF Interest films all of which had been released.  In each December of 1988 through 1995, TriStar,

through the Joint Venture, made a payment to the Partnership of

$3,l42,000 representing revenue for the PF Interest Films.  In

December l987, $3,l42,000 was also paid to the Partnership,

through the Joint Venture, by TriStar.  Approximately $2,684,000

of the l987 amount represented an advance (the "Advance") which

TriStar will be entitled to recoup, without interest, in

December l996 from revenues earned by the distribution of the

Partnership's PF Interest Films.  Such amount has been netted against the receivable from the Tri-Star Joint Venture (see Note

4(e)).

   If in any calendar year the Partnership recognizes income for federal tax purposes with respect to PF Interest films in excess of the December payment for that year (the "Excess"), TriStar is required to make an acceleration payment to the Partnership with respect to the Excess.  The amount of the acceleration payment is equal to the Excess multiplied by the maximum individual

federal income tax rate in effect for the year of the Excess

(the "Acceleration Payment").  The Acceleration Payment is

recoupable, with interest, by TriStar, with certain exceptions,

from the payment to be received by the Partnership in December

1996.  The Partnership received approximately $360,000 and

$7,548,000 in March l993 and l992 with respect to the

Acceleration Payment for l992 and 1991, respectively.  As of

December 31, 1995 and 1994, Acceleration Payments of

approximately $8,702,000 have been netted against the receivable from Tri-Star Joint Venture.  Cumulative interest accrued on the

Acceleration Payments as of December 31, 1995 and l994 of

approximately $2,870,000 and $l,836,000, respectively, has been netted against the receivable from Tri-Star Joint Venture (see

Note 4(e)).

   (b) SF Interests in Motion Pictures

   The Partnership, through the Joint Venture, has interests

ranging from 5% to 25% in (and has borne a corresponding

percentage of the cost of) seventeen motion pictures produced by the Joint Venture ("Joint Venture Films").  The Partnership has

satisfied its commitment to contribute (including interest) a maximum of approximately $37,768,000 to the Joint Venture for the production or acquisition of SF Interest films.  The Joint

Venture Films are distributed pursuant to a distribution

agreement between TriStar Pictures, Inc. (a "Distributor") and the Joint Venture (see Note 5).  The Distributor is entitled to receive a fee of l7.5% of substantially all gross receipts from each film, except that the Distributor's entitlement to this distribution fee is deferred until the Joint Venture has

received from the distribution of that film an amount equal to that spent by the Joint Venture to produce or acquire an

interest in the film, other than amounts spent for payments in the nature of interest.  In light of the results of Joint

Venture Films, net revenues have been computed as of December

31, l995, l994 and l993 without the Distributor deducting a

distribution fee, with the exception of five films in 1995 and four films in 1994 and 1993 for which a portion of the fees were deducted.

   (c)  Joint Venture Revenue Recognition

   The Joint Venture recognizes net revenues for SF Interest

films from the Distributor on an accrual basis.  Net revenues consist of: a) the portion of net proceeds (gross receipts less a distribution fee, unless deferred, and other distribution and releasing costs) or, if greater, gross receipts payable to the

Joint Venture under the distribution agreement, plus b) gross receipts accrued (not in excess of the amount of the advertising and promotion charge paid by the Joint Venture plus an amount intended to approximate the cost of funds incurred by the

Partnership in connection with the payment of that charge).  The

Joint Venture recognizes revenues for a PF Interest film based on certain percentages of gross receipts for that film up to a maximum amount of $l,l25,000 per film.  In addition, the Joint

Venture also recognizes revenue based on certain percentages of the aggregate gross receipts of all PF Interest films, excluding

U.S. and Canadian theatrical gross receipts.  However, certain advances received by the Distributor which are includable in gross receipts under the distribution agreement are not

reflected in the calculation of net revenues until those

advances are earned.

   (d)  Joint Venture Amortization Policies

   Advertising expenditures which benefit future periods were capitalized as incurred by the Joint Venture.  Advertising

expenditures and unamortized production costs are amortized by the Joint Venture under the individual film forecast method

based upon net revenues recognized in proportion to the Joint

Venture's estimate of ultimate net revenues to be received

without regard to any Special Recoupment Payments (see Note 5).

Unamortized production costs are compared with net realizable value on a film by film basis, and losses are recognized to the extent of any excess of costs over net realizable value.

Unamortized advertising expenditures are compared with the total estimated gross receipts from all films in the aggregate and losses are recognized to the extent of any excess of

expenditures over gross receipts.

   (e)  Receivable from Tri-Star-ML Delphi Premier Productions,

net

   This asset represents the excess of the amounts receivable by the Partnership from the Joint Venture over amounts payable by the Partnership to the Joint Venture.  The total receivable of

$37,301,000 in 1995 consists of $15,642,000 accrued as special recoupment payments, $27,025,000 accrued with respect to gross receipts payments from PF Interest films (net of Acceleration

Payments of $8,702,000) and $188,000 accrued with respect to net proceeds and gross receipts payments from SF Interest films

partially offset by a $2,684,000 advance to the Partnership

related to its PF Interest films and $2,870,000 of interest

expense related to the Acceleration Payments.  The total

receivable of $39,600,000 in l994 consisted of $l3,925,000

accrued as special recoupment payments and $29,873,000 accrued with respect to gross receipts payments from PF Interest films

(net of Acceleration Payments of $8,702,000) and $322,000

accrued with respect to net proceeds and gross receipts payments from SF Interest films partially offset by a $2,684,000 advance to the Partnership related to its PF Interest films and

$l,836,000 of interest expense related to the Acceleration

Payments.

   (f) Transactions with Tri-Star

   The films in which the Joint Venture has an interest are

distributed pursuant to a distribution agreement between TriStar and the Joint Venture with terms similar to those with the

Columbia Distributor (see Note 2(f)).



5.  Special Recoupment Payments

   Under the terms of the distribution agreement between the

Joint Venture and its Distributor and the distribution agreement between the Partnership and the Columbia Distributor, the

Partnership will be entitled to a payment (a "Special Recoupment

Payment") from the Distributors in l996 for each SF Interest film (an "Unrecouped Film") for which the Partnership has not received from the distribution of that film or a sale of the

Partnership's interest in that film an amount ("Cost Return")

equal to the amount spent by the Partnership to produce or

acquire an interest in the film, other than amounts spent for payments in the nature of interest.  Each Special Recoupment

Payment would be in the amount necessary for the Partnership to be repaid (without interest) the amounts contributed by it (from all sources) with respect to the production or acquisition of an

Unrecouped Film (other than contributions for payments in the nature of interest), but not more than the amount specified

below.  Initially, the Special Recoupment Payment would be

payable only to the extent of the distribution fees received by each Distributor from the distribution of all SF Interest films distributed by it, reduced to the extent of the Special

Recoupment Payments made with respect to other Unrecouped Films distributed by it.  The Special Recoupment Payments to the Tri-

Star Joint Venture based on distribution fees would be allocated by the Tri-Star Joint Venture first to the Partnership to the extent necessary for the Partnership to recoup (without

interest) the amount of its contributions to the Tri-Star Joint

Venture for the production or acquisition of the Unrecouped

Films (other than contributions for payments in the nature of interest); any excess would then be allocated to TriStar.  If those distribution fees are insufficient to enable each

Distributor to make the Special Recoupment Payments with respect to all Unrecouped Films distributed by it, gross receipts and net proceeds of each remaining Unrecouped Film distributed by that Distributor would be recalculated by including as gross receipts in respect of each such Unrecouped Film the excess, if any, of the minimum payments under its license agreement with

Home Box Office, Inc. ("HBO"), in the case of Columbia, or the minimums determined under the agreement between TriStar and HBO based on the formula for films that commenced principal

photography in l986, in the case of TriStar, and certain minimum amounts in respect of video cassette and video disc exploitation in excess of the amounts previously included in the gross

receipts of that Unrecouped Film in respect of those

arrangements.  The Distributor would then make a Special

Recoupment Payment for the account of the Partnership to the extent of the additional gross receipts or net proceeds payable for the account of the Partnership as a result of the

recalculation (and, in the case of a Columbia SF Interest film,

to the extent of the amount equal to any additional payments that the Partnership would have received in respect of that film had the limit on the deduction of distribution expenses

applicable to Tri-Star SF Interest films been applicable to that

Columbia SF Interest film), but only up to the amount of the unrecouped contribution (other than contributions for payments in the nature of interest) in respect of that Unrecouped Film.

Each Special Recoupment Payment made on the basis of such

recalculation would be allocated between the Partnership and

TriStar in proportion to their respective interests in the

applicable Unrecouped Film.  The Distributor will be entitled to recoup the Special Recoupment Payments in respect of each

Unrecouped Film, with an amount in the nature of interest

calculated at ll0% of the prime rate from time to time, from the

Partnership's share of all subsequent gross receipts or net

proceeds of that Unrecouped Film and from the proceeds of any sale of the Partnership's interest in that Unrecouped Film.  In calculating the amount of distribution fees available for the

Special Recoupment Payments, no distribution fee will be deemed received by a Distributor (and therefore no distribution fee will be deemed available for the Special Recoupment Payment)

from a film with respect to which the most recent payment by that Distributor was based on gross receipts or from a film that did not reach Cost Return.

   Based on the anticipated performance of the three films

released by Columbia as of December 31, 1995 and 1994 $2,576,000

and $2,373,000, respectively (amounts present valued at

Columbia's discount rate from December 1996), have been accrued by the Columbia Distributor as Special Recoupment Payments

payable to the Partnership.  Based on the anticipated

performance of the seventeen SF films released by the Joint

Venture as of December 31, 1995 and 1994, $15,642,000 and

$l3,925,000, respectively (amounts present valued at the Joint

Venture's discount rate from December 1996), have been accrued by the Joint Venture as Special Recoupment Payments allocable to the Partnership.  To the extent available, the Special

Recoupment Payments from the Distributors are expected to enable the Partnership to achieve Cost Return for the Unrecouped Films.



6.  Bonus Film Profit Payments

   The Partnership is entitled to certain additional payments

("Bonus Profit Payments") with respect to the three Tri-Star SF

Interest films that generate the greatest payments to the

Partnership ("Bonus Films").  All three SF Interest Films have generated cash payments to the Partnership.  The Bonus Profit

Payments will be equal to 30% of the first $9,000,000 received by the Joint Venture in excess of the Partnership's

contributions with respect to that Bonus Film.  Bonus Profit

Payments were made in 1995, 1994 and 1993 in the amounts of

$9,000, $81,000 and $9,000, respectively.  Additional Bonus

Profit Payments will be made to the extent earned, in

installments, without interest, and continue on a quarterly

basis to the extent subsequently earned until reaching the

maximum profit payments.



7.  Extra Film Profit Participations

   The Partnership will be entitled to receive, without any

additional cost or payment to it, a profit participation in

three additional Tri-Star SF Interest films ("Extra Films")

since, in December l990, the aggregate Cash Return (as defined below) to the Partnership from the Tri-Star SF Interest films was estimated to be less than l25% of the portion of the net proceeds of the Offering (and of the General Partner's capital contribution) allocated to such Tri-Star SF Interest films (the

"Allocated Amount").  The profit participation will equal l0% of the net proceeds of each Extra Film after l00% of the net

proceeds of that Extra Film exceeds 112 1/2% of its production cost.  The profit participation in these Extra Films will cease should the Partnership's overall Cash Return with respect to Tri-

Star SF Interest films plus any profit participation payments with respect to the Extra Films equal 200% of the Allocated

Amount.  The Cash Return is an amount equal to (a) the cash

payments then estimated ultimately to be received by the

Partnership from the Tri-Star SF Interest films less (b) the

Partnership's contributions for those films in excess of the

Allocated Amount and an amount in the nature of interest on such excess.  Insofar as the selection of these Extra Films is

concerned, the Partnership chose one Extra Film, TriStar chose one Extra Film, and the third Extra Film was jointly chosen.  As of December 31, 1995, all three Extra Films have been selected and released.  Based on the performance of the Extra Films

through December 31, 1995, no receivable has been reflected in the accompanying financial statements.



8. Current Operations

   As of December 31, 1995, the Partnership had an interest in twenty SF Interest films (seventeen of which are owned through the Joint Venture), all of which had been released.

Additionally, the Partnership had an interest in twenty-two PF

Interest films which had been released.  Based on the

performance of the released films during the year ended

December 31, 1995 and after deducting the net operating expenses of the Partnership, the Partnership is reporting a net profit of

$788,000 for the year ended December 31, 1995.



9.  Distribution to Partners

       Until limited partners have received total cash

distributions equal to their capital contributions (the

"Capital Return"), they will receive 99% of, and the General

Partner will receive 1% of, all cash distributions.

Following Capital Return, until limited partners have

received total cash distributions equal to 150% of Capital

Return, the General Partner, in addition to receiving

distributions in respect of 1% interest for which it has

paid, will be entitled to receive distributions in amounts

equal to 10% of all further cash distributions made.  After

the limited partners have received total cash distributions

equal to 150% of Capital Return, the General Partner, in

addition to receiving distributions in respect of the 1%

interest for which it has paid, will be entitled to receive

distributions in amounts equal to 15% of all further cash

distributions made.

       Prior to reaching Capital Return, income will be

allocated 99% to the limited partners and 1% to the General

Partner.  After Capital Return is reached, allocations of

income will be based on the aggregate prior allocations of

income and losses, the aggregate prior cash distributions

and cash available for distribution.  As of December 31,

1995, the limited partners have not reached Capital Return

and, as such, income and losses have been allocated 99% to

the limited partners and 1% to the General Partner.

               REPORT OF INDEPENDENT ACCOUNTANTS

Venturers
TriStar - ML Delphi Premier Productions

In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of venturers' capital present fairly, in all material respects, the financial position of TriStar - ML Delphi Premier Productions at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Venture's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.












Century City, California
March 22, l996

            TRI-STAR-ML DELPHI PREMIER PRODUCTIONS
                       (A Joint Venture)

                        BALANCE SHEETS
                        (000's Omitted)

                                                      December
31,

1995                      1994
ASSETS
Motion Picture Production  and
Advertising
    Costs, net of accumulated
amortization of
    $279,715 and $279,570,
respectively
     (Notes 1, 2 & 7)             $  1,202            $
                                                  1,347
Motion Picture Costs Recoverable
from
    Special Recoupment Payments
     (Notes 3, 7 & 8)               62,590       53,072
Receivable from TriStar
Pictures, Inc.
    (Distributor), net (Notes 8
& 10)                               24,082       28,210
                     Total         $87,874            $
Assets                                           82,629

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,     $49,371  $    41,682
Inc. (Note 8)
  Payable to ML Delphi Premier
     Partners, L.P., net (Note      37,301       39,600
8)

                      Total         86,672       81,282
Liabilities

Venturers' Capital (Notes 1,3,4
& 5)
  TriStar Pictures, Inc.             1,182        1,308
   ML Delphi Premier Partners,
L.P.                                    20           39

                       Total
Venturers' Capital                   1,202        1,347

                       Total
Liabilities and Venturers'
                                                      $
Capital                            $87,874       82,629

      See accompanying notes to the financial statements.

            TRI-STAR-ML DELPHI PREMIER PRODUCTIONS
                       (A Joint Venture)

                   STATEMENTS OF OPERATIONS
                        (000's Omitted)

                                                  For the Year
Ended December 31,
                                                         1995
1994          1993
Net Revenues from Motion
Picture
    Exploitation (Note        $       $      $
2)                        1,138     761  1,985

Less: Amortization of
Motion
          Picture
Production and
           Advertising
Costs
            (Notes 2 &
7)                          145     188    648

Income from Operations      993     573  1,337

Special Recoupment
Payment
     Accrual (Recapture)
      (Notes 3 & 7)       2,152   (304)  (2,56
                                            7)

Interest Income, net      6,332   5,784  5,440
(Notes 7 & 11)

Other Expense (Note 12)
                             --   (2,36     --
                                     3)

Net Income                    $       $      $
                          9,477   3,690  4,210

      See accompanying notes to the financial statements.



           TRI-STAR - ML DELPHI PREMIER PRODUCTIONS
                       (A Joint Venture)

                   STATEMENTS OF CASH FLOWS
                        (000's Omitted)


For the Year Ended December 31,

1995                1994           1993
Cash Flow From Operating
Activities:
Net Income                               $       $        $
                                     9,477   3,690    4,210
Adjustments to reconcile Net
Income to net cash
    provided by operating
activities:
  Amortization of Motion Picture
Production
     and Advertising Costs             145     188      648
  Accrued Distributions to         (5,390)   2,539    2,471
Venturers
  Changes in Assets and
Liabilities:
       Decrease in Payable to ML
Delphi Premier
         Partners, L.P., net       (2,299) (3,168)  (2,211)
       Increase (Decrease) in
Payable to TriStar
         Pictures, Inc.              7,689     629    (260)
       Decrease in Receivable
from TriStar
          Pictures, Inc.             4,128   8,740    5,930
(Distributor), net
       Increase in Motion Picture
Costs
          Recoverable from
Special Recoupment
          Payments
                                   (9,518) (6,201)  (3,459)

        Net Cash Provided  by
Operating Activities                 4,232   6,417    7,329

Cash Flow From Financing
Activities:
Distributions to Venturers
                                   (4,232) (6,417)  (7,329)

        Net Cash Used by
Financing Activities               (4,232) (6,417)  (7,329)

Net Change in Cash                       0       0        0
Cash at beginning of year
                                         0       0        0
Cash at end of year                      $       $        $
                                         0       0        0


      See accompanying notes to the financial statements.

            TRI-STAR-ML DELPHI PREMIER PRODUCTIONS
                       (A Joint Venture)

               STATEMENTS OF VENTURERS' CAPITAL
     FOR THE YEARS ENDED DECEMBER 3l, 1995, 1994 AND 1993
                        (000's Omitted)

                                                     ML Delphi
Total
                                TriStar,           Premier
Venturers'
                              Pictures Inc.     Partners
Capital
Venturers' Capital as of             $         $         $
January 1, 1993                  1,366       817     2,183

Net Income for the Year
Ended
  December 31, 1993              2,790     1,420     4,210

Accrued Distributions to
Venturers                      (2,805)   (2,053)   (4,858)

Venturers' Capital as of         1,351       184     1,535
December 31,
    1993

Net Income for the Year
Ended
  December 31, 1994              3,081       609     3,690

Accrued Distributions to
Venturers                      (3,124)     (754)   (3,878)

Venturers' Capital as of
December 31,
    1994                         1,308        39     1,347

Net Income for the Year
Ended
  December 31, 1995              8,321     1,156     9,477

Accrued Distributions to
Venturers                      (8,447)   (1,175)   (9,622)

Venturers' Capital as of
December 31,
    1995                             $         $         $
                                 1,182        20     1,202

      See accompanying notes to the financial statements.

            TRI-STAR-ML DELPHI PREMIER PRODUCTIONS
                       (A Joint Venture)

                 NOTES TO FINANCIAL STATEMENTS

1. General

   Tri-Star-ML Delphi Premier Productions (the "Joint Venture")

is a joint venture between TriStar Pictures, Inc. (formerly Tri-

Star Pictures, Inc.) ("TriStar") ("TSPI") and ML Delphi Premier

Partners, L.P., a Delaware limited partnership (the

"Partnership") formed in June 1986 to engage in the business of producing, owning, acquiring interests in and exploiting feature length motion pictures.  Substantial operation of the Joint

Venture began in December l986.  The Joint Venture has acquired

Preferred Film ("PF") Interests in twenty-two films with returns based on gross receipts of those films.  Of these twenty-two films, nineteen were produced by TSPI and three were produced by

Columbia Pictures Industries, Inc. ("Columbia").  The

Partnership has and will continue to receive all amounts paid to the Joint Venture based on the gross receipts of those films.

The Joint Venture has also acquired seventeen Single Film ("SF")

Interests in films with returns generally based on the net

proceeds of those films.  Generally, through the Joint Venture,

TSPI has either a 75% or a 95% interest and the Partnership has either a 25% or a 5% interest in, and each was responsible for those respective percentages of the production cost of, SF

Interest films in which the Joint Venture has a 100% interest and which were produced by the Joint Venture ("Joint Venture

Films").

   Three of the Joint Venture Films were co-produced with Tri-

Star Delphi IV Productions, a joint venture between TSPI and

Delphi Film Associates IV ("DFA IV"), a New York limited

partnership, and with Tri-Star-Delphi V Productions, a joint venture between TSPI and Delphi Film Associates V ("DFA V"), a

New York limited partnership.  The Joint Venture has an interest ranging from l0-36% in these three films.  In addition, three of the Joint Venture Films were co-produced only with Tri-Star-

Delphi V Productions.  The Joint Venture has an interest of l0%

in two and 50% in one of these three films.  With respect to one

Joint Venture Film in which the Joint Venture has a l00%

interest, Tri-Star-Delphi IV Productions has acquired a l0%

participation interest which was derived from TSPI's interest in that film through the Joint Venture.  All seventeen Joint

Venture Films and all twenty-two PF Interest Films had been

released as of December 31, 1995.

   All of the Joint Venture's films are to be distributed

pursuant to a distribution agreement with TSPI (the

"Distributor").  The general partner of the Partnership is

affiliated with the general partner of DFA IV and DFA V.

   The Partnership has acquired an SF Interest in three films released by Columbia, which are similar to the Joint Venture's

SF Interests.

   Sony Pictures Entertainment Inc., the parent company of

Columbia and TriStar, is an indirect wholly-owned subsidiary of

Sony Corporation.



2. Summary of Significant Accounting Policies

   Recognition of Revenue

   The Joint Venture recognizes net revenues for SF Interest

films from the Distributor on an accrual basis.  Net revenues consist of: a) the portion of net proceeds (gross receipts less a distribution fee, unless deferred, and other distribution and releasing costs) or, if greater, gross receipts payable to the

Joint Venture under the distribution agreement, plus b) gross receipts accrued (not in excess of the amount of the advertising and promotion charge paid by the Joint Venture plus an amount intended to approximate the cost of funds incurred by the

Partnership in connection with the payment of that charge).  The

Joint Venture recognizes revenues for a PF Interest film based on certain percentages of gross receipts for that film up to a maximum amount of $l,l25,000 per film.  In addition, the Joint

Venture also recognizes revenue based on certain percentages of the aggregate gross receipts of all PF Interest films, excluding

U.S. and Canadian theatrical gross receipts.  However, certain advances received by the Distributor which are includable in gross receipts under the distribution agreement are not

reflected in the calculation of net revenues until those

advances are earned.

   Distribution Fee

   The Distributor is entitled to receive a distribution fee

equal to 17.5% of the gross receipts of an SF Interest film;

however, TSPI's entitlement to this distribution fee is deferred until the Joint Venture has received from the distribution of a particular SF Interest film an amount equal to the amount spent by the Joint Venture to produce or acquire an interest in that film, other than amounts spent for payments in the nature of interest ("Cost Return").  After Cost Return for a film, in

calculating subsequent payments to the Joint Venture based on net proceeds, the Distributor will be entitled to receive a

distribution fee equal to 17.5% of substantially all gross

receipts of the film prior to Cost Return and l7.5% of

substantially all gross receipts after Cost Return.

   Net revenues accrued at December 31, 1995, 1994 and 1993 were computed without deducting a distribution fee to the Distributor in light of the results of the films released through those

respective dates, with the exception of five films in 1995 and four films in 1994 and 1993 for which a portion of the

distribution fees were deducted.

   Motion Picture Production and Advertising Costs

   Motion picture production costs include the direct cost of production plus an overhead charge equivalent to 12.5% of the direct production costs; these costs were capitalized as

incurred by the Joint Venture.  Payments by the Joint Venture in

respect of the advertising and promotion charge payable to the

Distributor were capitalized as incurred to the extent those payments benefit future periods.  These costs are amortized

under the individual film forecast method based upon net revenue recognized in proportion to the Joint Venture's estimate of

ultimate net revenues to be received.  Unamortized production costs are compared with net realizable value on a film by film basis and unamortized advertising costs are compared with net realizable value in the aggregate; losses are recognized to the extent of any excess of costs over net realizable value.  If losses are indicated for films, the Special Recoupment Payments described in Note 3, to the extent available, are accrued as

Motion Picture Costs Recoverable from Special Recoupment

Payments in the accompanying financial statements.



3. Special Recoupment Payments (See Note 7)

   The Joint Venture will be entitled to a payment (a "Special

Recoupment Payment") from the Distributor in l996 with respect to each film (an "Unrecouped Film") for which the Joint Venture has not received from the film's distribution (or its sale) an amount equal to the amount spent by the Joint Venture to produce or acquire an interest in the film (other than amounts spent for payments in the nature of interest).  Each Special Recoupment

Payment would be in the amount necessary for the Joint Venture to be repaid (without interest) the amounts spent by it with respect to the production or acquisition of an Unrecouped Film

(other than contributions for payments in the nature of

interest), but not more than the amount specified below.

Initially, the Special Recoupment Payment would be payable only to the extent of the distribution fees received by the

Distributor from the distribution of all of the Joint Venture's films (reduced to the extent of the Special Recoupment Payments made with respect to other Unrecouped Films).  The Special

Recoupment Payments to the Joint Venture based on distribution fees would be allocated by the Joint Venture first to the

Partnership to the extent necessary for the Partnership to

recoup (without interest) the amount of its contributions to the

Joint Venture for the production or acquisition of the

Unrecouped Films (other than contributions for payments in the nature of interest); any excess would then be allocated to TSPI.

If those distribution fees are insufficient to enable the

Distributor to make the Special Recoupment Payments with respect to all Unrecouped Films, gross receipts and net proceeds of each remaining Unrecouped Film would be recalculated by including as gross receipts in respect of that Unrecouped Film the excess, if any, of the minimum payments under the Distributor's agreement with Home Box Office, Inc., and certain minimum amounts in

respect of video cassette and video disc exploitation over the amounts previously included in the gross receipts of that

Unrecouped Film in respect of those arrangements.  The

Distributor would then make Special Recoupment Payments to the

Joint Venture to the extent of the additional gross receipts or net proceeds payable to the Joint Venture as a result of the recalculation, but only up to the amount of the unrecouped

contributions (other than contributions for payments in the

nature of interest) for the production or acquisition of that

Unrecouped Film; each Special Recoupment Payment made on the basis of such recalculation would be allocated between the

Partnership and TSPI in proportion to their respective interests in the applicable Unrecouped Film.  The Distributor will be

entitled to recoup the Special Recoupment Payments made on

either basis in respect of each Unrecouped Film, with an amount in the nature of interest, from the Joint Venture's share of subsequent gross receipts or net proceeds of that Unrecouped

Film and from the proceeds of any sale of the Partnership's

interest in that Unrecouped Film or amounts allocable to that

Unrecouped Film upon a sale of the Partnership's interest in the

Joint Venture.  In calculating the amount of distribution fees available for the Special Recoupment Payments, no distribution fee will be deemed received by the Distributor (and therefore no distribution fee will be deemed available for the Special

Recoupment Payment) from a film with respect to which the most recent payment to the Joint Venture was based on gross receipts or from a film that did not reach Cost Return.



4.  Bonus Film Profit Payments

   The Joint Venture will be entitled to certain additional

payments ("Bonus Profit Payments") with respect to the three

TSPI SF Interest films that generate the greatest profits to the

Partnership ("Bonus Films").  All three SF Interest Films have generated cash profits to the Partnership.  The Bonus Profit

Payments will be equal to 30% of the first $9,000,000 of cash profits received by the Partnership.  Bonus Profit Payments were made in 1995, l994 and l993 in the amounts of $9,000, $81,000 and $9,000, respectively.  Additional Bonus Profit Payments will be made to the extent earned, in installments without interest,

and continue on a quarterly basis to the extent subsequently earned.



5.  Extra Film Profit Participations

   The Joint Venture is entitled to receive, without any

additional cost or payment by the Joint Venture, a profit

participation in three additional TSPI SF Interest films ("Extra

Films") not otherwise included in the SF Interest program since,

in December l989, the aggregate Cash Return (as defined below)

to the Partnership from the TSPI SF Interest films was estimated to be less than l25% of the portion of the net proceeds of the

Partnership's offering (and of the General Partner's capital contribution) allocated to such TSPI SF Interest films (the

"Allocated Amount").  The profit participation will equal l0% of the net proceeds of each Extra Film after l00% of the net

proceeds of that Extra Film exceeds 112 1/2% of its production cost.  The profit participation in these Extra Films will cease should the Partnership's overall Cash Return with respect to

TSPI SF Interest films plus any profit participation payments with respect to the Extra Films equal 200% of the Allocated

Amount.  The Cash Return is an amount equal to (a) the cash

payments then estimated ultimately to be received by the

Partnership from the TSPI SF Interest films less (b) the

Partnership's contributions for those films in excess of the

Allocated Amount and an amount in the nature of interest on such excess.  As of December 31, 1995, all three Extra Films had been selected and released by TriStar.  Due to the results of their release to date, the Joint Venture is not expected to receive any profit participation from those films.



6.  Income Taxes

   No provision for income taxes is made in the Joint Venture's financial statements since the venturers treat the Joint Venture as a partnership for income tax purposes, with all income tax consequences flowing directly to the venturers.

     Effective January l, l993, the Partnership adopted

Statement of Financial Accounting Standards No. 109, "Accounting

for Income Taxes."  As of October 31, 1995 and 1994 (the Joint

Venture's tax year end is October 31), the tax bases of the

Joint Venture's assets less liabilities exceeded amounts

reported in the financial statements at December 31, 1995 and

l994 by approximately $35,499,000 and $40,992,000, respectively.

Management estimates that the tax bases of the Joint Venture's assets and liabilities did not differ significantly between

October 31 and December 31 in l995 and l994.  The adoption of the Statement had no impact on the Joint Venture's financial statements.



7.  Current Operations

   As of December 31, 1995, the Distributor had released

seventeen SF Interest films in which the Joint Venture has an interest.  The Joint Venture is not expected to recoup its

investment in twelve of these SF Interest films out of the

proceeds from their distribution.  However, due to the Special

Recoupment Payment referred to below, the Partnership is

expected to recoup its investment in these films.  In addition,

one of these SF Interest films has also been designated as a PF

Interest film and the Distributor had released another twenty-

one PF films (see Note l).  For the years ended December 31,

1995, 1994 and 1993, motion picture production and advertising costs have been reduced by amortization of $145,000, $188,000 and $648,000, respectively.

   Based upon the anticipated performance of the films in

release, it is expected that the Distributor will be required to make Special Recoupment Payments to the Joint Venture with

respect to its SF Interest films (see Note 3).  Accordingly,

approximately $62,590,000 and $53,072,000 (discounted at 13%

from December l996) have been accrued as Motion Picture Costs

Recoverable from Special Recoupment Payments at December 31,

1995 and 1994, respectively, in the accompanying financial

statements.  The current year increase in Motion Picture Costs

Recoverable from Special Recoupment Payments of approximately

$9,518,000 consists of an increase in the principal amount of approximately $2,152,000 (discounted) and an increase of

approximately $7,336,000 due to the reduction in the discount period.



8. Receivables and Payables

       Analysis of the Joint Venture's receivables and payables is as follows:

                                             AT DECEMBER 31, 1995

                               Receivable   Payable    Payable
                                  from        to         to
                               Distributor           TriStar
Partnership
                                          (000's omitted)

Net Proceeds and Gross Receipts $ 24,082   $ 2,423   $21,659

Accrued Special Recoupment
  Payments                                              62,590
46,948     15,642

       Total                                         $ 86,672
$49,371    $37,301


                                             AT DECEMBER 31, 1994

                               Receivable   Payable    Payable
                                  from        to         to
                               Distributor           TriStar
Partnership
                                          (000's omitted)

Net Proceeds and Gross Receipts  $28,210    $2,535   $25,675

Accrued Special Recoupment
  Payments                                              53,072
39,147  13,925

       Total                                          $81,282
$41,682    $39,600

9. PF Interest Payments

   Payments in respect of PF Interest films began December 8,

l987 and will be made annually by the Distributor.  In any of the years l988 through l995 in which the annual cash return to the Partnership from the PF Interest films would cause the

Partnership's cumulative non-compounded return on the amount of the Partnership's total contributions for PF Interest films to exceed l4% per year, the balance of the amount due will be

carried forward and, to the extent not applied in later years to generate a l4% return to the Partnership, will be payable

without interest to the Partnership on December 23, l996.  On that date, the Distributor will make a final payment based on the gross receipts through the date of the payment in l996, and also on the additional gross receipts estimated to be received by the Distributor from the distribution of all PF Interest

films (subject to discount under certain circumstances) during the next seven years.  Following the final payment, the

Partnership's PF Interests in films will cease.  As of December

31, 1995, $24,155,000, (net of the Acceleration Payments and

related interest described below) is carried forward and

included in the receivable from the Distributor and payable to the Partnership in the accompanying financial statements.

   The Distributor made payments equating a l4% return each

year, through the Joint Venture, to the Partnership of

$3,l42,000 in 1995, 1994 and 1993 based upon revenue for the PF

Interest Films released.



l0.  Deferred Revenue

   On December 8, l987, the Distributor was contractually

obligated to make a payment to the Partnership of $3,l42,000 representing a return to the Partnership equal to l4% of the amount of the Partnership's total funds to be contributed for PF

Interests in films.  Because net proceeds generated from TSPI with respect to the PF Interest film were not sufficient to

provide a l4% return to the Partnership, $2,684,000 was advanced to the Partnership.  This advance will be recouped by the

Distributor from the December 23, l996 PF Payment. There will be no further payments of $3,142,000 after December 31, 1995. The deferred revenue amount has been reflected as a reduction to the receivable from the Distributor due in December l996.



11.  Acceleration Payment

   With respect to PF Interest films, if in any calendar year the Partnership recognizes income for federal income tax

purposes in excess of the payment received in December for that year (the "Excess"), TriStar is required to make an acceleration payment to the Partnership, through the Joint Venture, with

respect to the Excess.  The amount of the acceleration payment is equal to the Excess multiplied by the maximum federal income tax rate in effect for the year of the Excess (the "Acceleration

Payment").  The Acceleration Payment is recoupable with

interest, by TriStar, with certain exceptions, from the payment to be received by the Partnership with respect to the PF

Interest films in December 1996.  The Partnership received,

through the Joint Venture, approximately $360,000 and $7,548,000 in March 1993 and l992 with respect to the Acceleration Payment for 1992 and l991, respectively.  For the years ended December

31, 1995, 1994 and 1993, approximately $1,034,000, $721,000 and

$586,000 of interest expense has been recognized on the 1993,

1992 and l991 Acceleration Payments and has been offset against

Interest Income in the accompanying financial statements.



12.  Foreign Exchange Gains and Losses

   The distribution agreement between the Joint Venture and the

Distributor provides that revenues earned in foreign currencies be valued as of the date that monies are remitted or are "freely remittable" to the United States.  Other Expense for the year ended

December 31, l994 of $2,363,000 represents the cumulative difference between the monies remitted in U.S. dollars and the value previously recorded based on the exchange rate at the time of revenue

recognition in the applicable international territory.  No such revenue adjustment was necessary in 1995.