Form 10-Q
period 1996-03-31
ML DELPHI PREMIER PARTNERS LP
filed 1996-05-14
CIK 795252

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of
             the Securities Exchange Act of 1934
            For the Quarter Ended March 31, 1996

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
                       (000's Omitted)
                          Unaudited

                                    March    December
                                31,         31,

                                1996        1995

ASSETS
Cash                                     $           $
                                        78         714
Short-Term Investments                 696         588
Receivable from Tri-Star-ML
Delphi Premier
  Productions, net                  37,726      37,301
Receivable from Columbia
Pictures
  (Distributor)                        109         110
Interests in Motion Pictures
Released, net of
   accumulated amortization of
$11,527 and
    $11,527, respectively                2           2
Prepaid Expense                        427           0
Interest in Motion Picture
Venture-Tri-Star-
     ML Delphi Premier                   0          20
Productions
Motion Picture Costs
Recoverable from
     Special Recoupment
Payments                             2,629       2,576

           Total Assets                  $           $
                                    41,667      41,311

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 31          53
            Total Liabilities
                                        31          53

Partners' Capital (Note 2):
  General Partner                      490         486
  Limited Partners
                                    41,146      40,772

            Total Partners'
Capital                             41,636      41,258

            Total Liabilities            $           $
and Partners' Capital               41,667      41,311

     See accompanying notes to the financial statements.


              ML DELPHI PREMIER PARTNERS, L.P.
              (A Delaware Limited Partnership)
                  STATEMENTS OF OPERATIONS
     (000's Omitted, except net profit (loss) per unit)
                          Unaudited



For the Three Months Ended March 31,

1996               1995
Net Revenue from Motion
Pictures
     Released                     $        $
                                  3        6
Special Recoupment Payment
     Accrual                     53       46
Interest Income
                                  9       16

                                 65       68
Expenses:
    Management Fee              142      142
    Operating Expenses
                                  9        6

                                151      148

Loss before Share of
Profit
  in Motion Picture             (86)    (80)
Venture
Share of Profit in Motion
  Picture Venture--Tri-
Star-
   ML-Delphi Premier
Productions                     464       34

Net Profit (Loss)                 $        $
                                378     (46)

Net Profit (Loss) Per Unit
of Limited
   Partnership Interest
   (12,610 units)                 $        $
                                 30      (4)



     See accompanying notes to the financial statements.



              ML DELPHI PREMIER PARTNERS, L.P.
              (A Delaware Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited

For the Three Months Ended March 31,

1996                          1995
Cash Flow From Operating Activities:
Net Profit (Loss)                              $         $
                                             378      (46)
Adjustments to reconcile Net Profit
(Loss) to net cash
   used by operating activities:
    Share of Profit in Motion              (464)      (34)
Picture Venture
    Distributions from Joint Venture         484        34
    Changes in Assets and
Liabilities:
        Increase in Prepaid Expense        (427)     (427)
        Increase in Motion Picture
Costs
          Recoverable from Special
Recoupment
            Payments                        (53)      (46)
        Decrease in Receivable from
Columbia
           Pictures (Distributor)              1         0
         (Increase) Decrease in
Receivable from
            Tri-Star-ML Delphi             (425)        65
Premier Productions, net
         Decrease in Accrued
Expenses and
            Accounts Payable
                                            (22)      (25)
        Net Cash Used by Operating
             Activities
                                           (528)     (479)

Cash Flow From Investing Activities:
Purchases of Short-Term Investments
                                           (108)      (15)
       Net Cash Used by Investing
Activities                                 (108)      (15)

Decrease In Cash                           (636)     (494)
Cash at beginning of period
                                             714       623
Cash at end of period                          $         $
                                              78       129



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

They do not include all information and notes required by

generally accepted accounting principles for complete

financial statements.  There has been no material change in

the information disclosed in the notes to financial

statements of the Partnership included in the Annual Report

on Form 10-K for the year ended December 31, 1995.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Partnership as of March 31, 1996

and the results of operations and cash flows for the periods ended March 31, 1996 and 1995.  Results of operations for

the period ended March 31, 1996 are not necessarily

indicative of the results that may be expected for the

entire fiscal year.

2.  Current Operations

    As of March 31, 1996, the Partnership had an interest

in twenty SF Interest films, three of which are owned

directly and distributed through Columbia Pictures

("Columbia") and seventeen of which are owned through a

Joint Venture with TriStar Pictures, Inc.  ("TriStar").  In

addition, as of March 31, 1996, the Partnership has an

interest in three Extra Films through the Tri-Star Joint

Venture.  Additionally, as of March 31, 1996, the

Partnership has an interest in twenty-two PF Interest films

through the Tri-Star Joint Venture.  All films in which the

Partnership has an interest, as of March 31, 1996, have

completed their theatrical release and are being distributed in various ancillary markets.

    Based on the anticipated performance of the SF Interest

films released through the Tri-Star Joint Venture and by

Columbia, it is expected that each Distributor will be

required to make a Special Recoupment Payment with respect

to its films.  Accordingly, distribution fees earned and

expected to be earned by the Distributors as of March 31,

1996 of approximately $16,158,000 and $2,629,000 (amounts

are present valued at the Joint Venture's and Columbia's

discount rate from December 1996) have been accrued by the

Partnership as a receivable from the Tri-Star Joint Venture

and as Motion Picture Costs Recoverable from Special

Recoupment Payments from Columbia, respectively.

    For the purpose of computing the net profit (loss) per

unit, the net profit (loss) for the period is allocated 99%

to the limited partners and 1% to the General Partner.

3.  Additional Information

    Additional information, including the audited year end

1995 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Partnership's Annual

Report on Form 10-K for the year ended December 31, 1995 on

file with the Securities and Exchange Commission.

Management's Discussion and Analysis of Financial Condition and Results of Operations

a.  Financial Condition


    The Partnership has fully satisfied its commitment to

contribute funds to (i) the Tri-Star Joint Venture and to

Columbia for the production of, and acquisition of SF

Interests in, films and (ii) the Tri-Star Joint Venture for

PF Interests in films.  As of March 31, 1996, the

Partnership held cash of approximately $78,000 and short-

term investments of approximately $696,000.

    The Partnership commenced cash distributions to its

partners in December 1987.  Distributions through March 31,

1996 to the limited partners have aggregated $2,965 per unit

(59.3% of the limited partners' original investment in the

Partnership).  The Partnership anticipates making its next

cash distribution to its partners in December 1996.

    Since the Partnership's obligations to make

contributions to the Tri-Star Joint Venture for the

production of, and acquisition of interests in, films have

been satisfied, all revenues received by the Partnership are being used to pay operating expenses of the Partnership and

to make cash distributions to partners.

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

Interest films.

    For the three month period ended March 31, 1996, the

Tri-Star Joint Venture had a net profit of which the

Partnership's share was approximately $464,000, and the

Partnership had an overall net profit of approximately

$378,000.  The Partnership's share of the Tri-Star Joint

Venture's net profit was primarily due to interest income

related to the accrual of Special Recoupment Payments and to revenue accrued with respect to certain films offset, in

part, by interest expense related to Acceleration Payments.

The variance between the Partnership's share of the Tri-Star

Joint Venture's net profit and the Partnership's net profit

was primarily due to the amount by which the Partnership's

expenses exceeded the recognition of the Special Recoupment

Payment for films owned directly, interest income earned on

Partnership funds and revenue recognized with respect to

films owned directly.

    For the three month period ended March 31, 1995, the

Tri-Star Joint Venture had a net profit of which the

Partnership's share was approximately $34,000, and the

Partnership had an overall net loss of approximately

$46,000.  The Partnership's share of the Joint Venture's net profit was primarily due to interest income related to the

accrual of Special Recoupment Payments and to revenue

accrued with respect to certain films offset, in part, by

interest expense related to Acceleration Payments and the

recapture of Special Recoupment Payments.  The variance

between the Partnership's share of the Tri-Star Joint

Venture's net profit and the Partnership's net loss was

primarily due to the amount by which the Partnership's

expenses exceeded the recognition of the Special Recoupment

Payment for films owned directly, interest income earned on

Partnership funds and revenue  recognized with respect to

films owned directly.

    The Partnership reports net revenue from motion picture

exploitation for the three films in which it owns interests

directly.  The decrease in net revenue for the three month

period ended March 31, 1996 as compared with the

corresponding period in 1995 is due primarily to a decrease

in the accrual of syndicated television revenues in 1996.

    The decrease in interest income for the three month

period ended March 31, 1996 as compared with the

corresponding period in 1995 was due primarily to lower

interest rates earned on short-term investments during 1996.

    The Partnership's total expenses for the three  month

period ended March 31, 1996 as compared with the

corresponding period in 1995 was virtually unchanged.

           TRI-STAR- ML DELPHI PREMIER PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited


                                      March   December
                                 31,          31,

                                 1996         1995

ASSETS
Motion Picture Production  and
Advertising
    Costs, net of accumulated
amortization of
    $279,805 and $279,715,         $  1,112  $       1,202
respectively
Motion Picture Costs Recoverable
from
    Special Recoupment Payments      64,652         62,590
Receivable from TriStar
Pictures, Inc.
    (Distributor), net                              24,082
                                     24,092
                     Total          $89,856   $     87,874
Assets

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,      $51,018    $    49,371
Inc.
  Payable to ML Delphi Premier
     Partners, L.P., net             37,726         37,301

                      Total          88,744         86,672
Liabilities

Venturers' Capital:
  TriStar Pictures, Inc.              1,112          1,182
   ML Delphi Premier Partners,
L.P.                                      0             20

                       Total
Venturers' Capital                    1,112          1,202

                       Total
Liabilities and Venturers'
                                             $      87,874
Capital                             $89,856

     See accompanying notes to the financial statements.

           TRI-STAR-ML DELPHI PREMIER PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited


                                              For the Three
Months Ended March 31,

1996         1995
Net Revenues From Motion
Picture
    Exploitation              $       $
                            524      36

Less: Amortization of
Motion
          Picture
Production and
           Advertising
Costs                        90       0

Income from Operations      434      36

Special Recoupment
Payment
     Accrual                  0     815

Interest Income, net
                          1,803   1,505

Net Income                    $       $
                          2,237   2,356





     See accompanying notes to the financial statements.



          TRI-STAR - ML DELPHI PREMIER PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Three Months Ended March 31,

1996                              1995
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                         2,237       2,356
Adjustments to reconcile Net
Income to net cash
    provided by operating
activities:
  Amortization of Motion Picture
Production
     and Advertising Costs                  90           0
  Accrued Distributions to             (2,073)      (2,034)
Venturers
  Changes in Assets and
Liabilities:
       Increase (Decrease) in
Payable to ML Delphi
         Premier Partners, L.P.,           425         (65)
net
       Increase in Payable to
TriStar Pictures
         Inc., net                       1,647       2,099
       (Increase) Decrease in
Receivable from
          Tri-Star Pictures, Inc.         (10)         509
(Distributor), net
       Increase in Motion Picture
Costs
          Recoverable from
Special Recoupment
          Payments
                                       (2,062)      (2,543)
        Net Cash Provided  by
Operating Activities                       254         322

Cash Flow From Financing
Activities:
Distributions to Venturers
                                         (254)        (322)

        Net Cash Used by
Financing Activities                     (254)        (322)

Net Change in Cash                           0           0

Cash at beginning of period
                                             0           0

Cash at end of period                        $           $
                                             0           0

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

"Joint Venture") included in the Annual Report on Form 10-K

of ML Delphi Premier Partners, L.P. (the "Partnership") for

the year ended December 31, 1995.  The information furnished includes all adjustments which are, in the opinion of

management, necessary to present fairly the financial

position of the Joint Venture as of March 31, 1996 and the

results of its operations and cash flows for the periods

ended March 31, 1996 and 1995.  Results of operations for

the period ended March 31, 1996 are not necessarily

indicative of the results that may be expected for the

entire fiscal year.

2.  Current Operations

    All seventeen SF Interest Films in which the Joint

Venture has an interest have completed their theatrical

release and are being distributed in various ancillary

markets.  All twenty-two PF Interest films in which the

Joint Venture has an interest have completed their

theatrical release and are being distributed in various

ancillary markets.  In addition, the Joint Venture has an

interest in three Extra Films which have completed their

theatrical release and are being distributed in various

ancillary markets.  For the three  month period ended March

31, 1996, the Joint Venture is reporting net revenue of

$524,000, due primarily to the performance of various PF

Interest films in the worldwide free television market and

to the performance of various SF Interest films in the

worldwide free television market and one SF Interest film in the pay television market.

In addition, for the three  month period ended March 31,

1996, the Joint Venture has recorded net interest income of

$1,803,000, due primarily to a decrease in the discount

period relating to the Special Recoupment Payment net of

interest expense related to the Acceleration Payments.

    For the three month period ended March 31, 1995, the

Joint Venture reported net revenue of $36,000, due primarily to the performance of various PF Interest films in the pay

television and worldwide free television markets and to the

performance of one SF Interest film in the worldwide free

television market.  For the three month period ended March

31, 1995, the Joint Venture recorded an increase of

$815,000 in the Special Recoupment Payment accrual due to

an increase in the estimated distribution fee to be earned

by its Distributor.  In addition, for the three month period ended March 31, 1995, the Joint Venture recorded net

interest income of $1,505,000, due primarily to the decrease in the discount period relating to the Special Recoupment

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

Films in December 1996.  The Partnership has received,

through the Joint Venture, a total of $8,702,000 with

respect to the Acceleration Payment.  For the three months

ended March 31, 1996, approximately $259,000 of interest

expense has been accrued on the Acceleration Payments and

has been offset in Interest Income in the accompanying

financial statements.

4.  Additional Information

    Additional information, including the audited year end

1995 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Annual Report on

Form 10-K of the Partnership for the year ended December 31,

1995.

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


                              ML DELPHI PREMIER PARTNERS,
L.P.
                              A Delaware Limited Partnership

                              By:  ML DELPHI PARTNERS, L.P.,
                                   General Partner

                              By:  ML Film Entertainment
Inc.,
                                   general partner




May 14, 1996                  /s/ Diane T.
Herte________________
     Date                     Diane T. Herte
                              Treasurer of the general
partner of the
                              General Partner
                              (principal financial officer
and principal
                              accounting officer of the
Registrant)



May 14, 1996                  /s/ Steven N.
Baumgarten
     Date                     Steven N. Baumgarten
                              Director and Vice President of
the                                        general partner
of the General Partner