Form 10-Q
period 1996-06-30
ML DELPHI PREMIER PARTNERS LP
filed 1996-08-14
CIK 795252

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the Quarter Ended June 30, 1996

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
                       (000's Omitted)
                          Unaudited

                                      June   December
                                30,         31,

                                1996        1995

ASSETS
Cash                                     $           $
                                        91         714
Short-Term Investments                 845         588
Receivable from Tri-Star-ML
Delphi Premier
  Productions, net                  37,958      37,301
Receivable from Columbia
Pictures
  (Distributor)                        105         110
Interests in Motion Pictures
Released, net of
   accumulated amortization of
$11,527 and
    $11,527, respectively                2           2
Prepaid Expense                        284           0
Interest in Motion Picture
Venture-Tri-Star-
     ML Delphi Premier                   0          20
Productions
Motion Picture Costs
Recoverable from
     Special Recoupment
Payments                             2,684       2,576

           Total Assets                  $           $
                                    41,969      41,311

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 12          53
            Total Liabilities
                                        12          53

Partners' Capital (Note 2):
  General Partner                      493         486
  Limited Partners
                                    41,464      40,772

            Total Partners'
Capital                             41,957      41,258

            Total Liabilities            $           $
and Partners' Capital               41,969      41,311

     See accompanying notes to the financial statements.


              ML DELPHI PREMIER PARTNERS, L.P.
              (A Delaware Limited Partnership)
                  STATEMENTS OF OPERATIONS
         (000's Omitted, except net profit per unit)
                          Unaudited



For the Three Months     For the Six Months
                                  Ended June 30,
Ended June 30,

1996               1995         1996           1995
Net Revenue from Motion
Pictures
     Released                   $       $      $       $
                                0       3      3       9
Special Recoupment Payment
     Accrual                   55      50    108      96
Interest Income
                               10      15     19      31

                               65      68    130     136
Expenses:
    Management Fee            143     143    285     285
    Amortization of
Interests in
       Motion Pictures          0       1      0       1
Released
    Operating Expenses
                               20      11     29      17

                              163     155    314     303

Loss before Share of
Profit
  in Motion Picture          (98)    (87)  (184)   (167)
Venture
Share of Profit in Motion
  Picture Venture--Tri-
Star-
   ML-Delphi Premier
Productions                   419     530    883     564

Net Profit                      $       $      $       $
                              321     443    699     397

Net Profit Per Unit of
Limited
   Partnership Interest
   (12,610 units)               $       $      $       $
                               25      35     55      31



     See accompanying notes to the financial statements.



              ML DELPHI PREMIER PARTNERS, L.P.
              (A Delaware Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited

For the Six Months Ended June 30,

1996                          1995
Cash Flow From Operating Activities:
Net Profit                                     $         $
                                             699       397
Adjustments to reconcile Net Profit
to net cash
   used by operating activities:
   Amortization of Interests in
Motion Pictures
         Released                              0         1
    Share of Profit in Motion              (883)     (564)
Picture Venture
    Distributions from Joint Venture         903       564
    Changes in Assets and
Liabilities:
        Increase in Prepaid Expense        (284)     (284)
        Increase in Motion Picture
Costs
          Recoverable from Special
Recoupment
            Payments                       (108)      (96)
        Decrease in Receivable from
Columbia
           Pictures (Distributor)              5         3
         Increase in Receivable from
Tri-Star-ML
            Delphi Premier                 (657)     (335)
Productions, net
         Decrease in Accrued
Expenses and
            Accounts Payable
                                            (41)      (56)
        Net Cash Used by Operating
             Activities
                                           (366)     (370)

Cash Flow From Investing Activities:
Purchases of Short-Term Investments
                                           (939)     (436)
Redemptions of Short-Term
Investments                                  682       269
       Net Cash Used by Investing
Activities                                 (257)     (167)

Decrease In Cash                           (623)     (537)
Cash at beginning of period
                                             714       623
Cash at end of period                          $         $
                                              91        86

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

They do not include all information and notes required by

generally accepted accounting principles for complete

financial statements.  There has been no material change in

the information disclosed in the notes to financial

statements of the Partnership included in the Annual Report

on Form 10-K for the year ended December 31, 1995.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Partnership as of June 30, 1996

and the results of operations and cash flows for the periods ended June 30, 1996 and 1995.  Results of operations for the three and six month periods ended June 30, 1996 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    As of June 30, 1996, the Partnership had an interest in

twenty SF Interest films, three of which are owned directly

and distributed through Columbia Pictures ("Columbia") and

seventeen of which are owned through a Joint Venture with

TriStar Pictures, Inc.  ("TriStar").  In addition, as of

June 30, 1996, the Partnership has an interest in three

Extra Films through the Tri-Star Joint Venture.

Additionally, as of June 30, 1996, the Partnership has an

interest in twenty-two PF Interest films through the Tri-

Star Joint Venture.  All films in which the Partnership has

an interest, as of June 30, 1996, have completed their

theatrical release and are being distributed in various

ancillary markets.

    Based on the anticipated performance of the SF Interest

films released through the Tri-Star Joint Venture and by

Columbia, it is expected that each Distributor will be

required to make a Special Recoupment Payment with respect

to its films.  Accordingly, distribution fees earned and

expected to be earned by the Distributors as of June 30,

1996 of approximately $16,690,000 and $2,684,000 (amounts

are present valued at the Joint Venture's and Columbia's

discount rate from December 1996) have been accrued by the

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

Columbia for the production of, and acquisition of SF

Interests in, films and (ii) the Tri-Star Joint Venture for

PF Interests in films.  As of June 30, 1996, the Partnership held cash of approximately $91,000 and short-term

investments of approximately $845,000.

    The Partnership commenced cash distributions to its

partners in December 1987.  Distributions through June 30,

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

Interest films.

    For the three month period ended June 30, 1996, the Tri-

Star Joint Venture had a net profit of which the

Partnership's share was approximately $419,000, and the

Partnership had an overall net profit of approximately

$321,000.  The Partnership's share of the Tri-Star Joint

Venture's net profit was primarily due to interest income

related to the accrual of Special Recoupment Payments and to revenue accrued with respect to certain films offset, in

part, by interest expense related to Acceleration Payments.

The variance between the Partnership's share of the Tri-Star

Joint Venture's net profit and the Partnership's net profit

was primarily due to the amount by which the Partnership's

expenses exceeded the recognition of the Special Recoupment

Payment for films owned directly and interest income earned

on Partnership funds.

    For the three month period ended June 30, 1995, the Tri-

Star Joint Venture had a net profit of which the

Partnership's share was approximately $530,000, and the

Partnership had an overall net profit of approximately

$443,000.  The Partnership's share of the Joint Venture's

net profit was primarily due to interest income related to

the accrual of Special Recoupment Payments and to revenue

accrued with respect to certain films offset, in part, by

interest expense related to Acceleration Payments and the

recapture of Special Recoupment Payments.  The variance

between the Partnership's share of the Tri-Star Joint

Venture's net profit and the Partnership's net profit was

primarily due to the amount by which the Partnership's

expenses exceeded the recognition of the Special Recoupment

Payment for films owned directly, interest income earned on

Partnership funds and revenue  recognized with respect to

films owned directly.

    For the six month period ended June 30, 1996, the Tri-

Star Joint Venture had a net profit of which the

Partnership's share was approximately $883,000, and the

Partnership had an overall net profit of approximately

$699,000.  The Partnership's share of the Tri-Star Joint

Venture's net profit was primarily due to interest income

related to the accrual of Special Recoupment Payments and to revenue accrued with respect to certain films offset, in

part, by interest expense related to Acceleration Payments.

The variance between the Partnership's share of the Tri-Star

Joint Venture's net profit and the Partnership's net profit

was primarily due to the amount by which the Partnership's

expenses exceeded the recognition of the Special Recoupment

Payment for films owned directly, interest income earned on

Partnership funds and revenue recognized with respect to

films owned directly.

    For the six month period ended June 30, 1995, the Tri-

Star Joint Venture had a net profit of which the

Partnership's share was approximately $564,000, and the

Partnership had an overall net profit of approximately

$397,000.  The Partnership's share of the Tri-Star Joint

Venture's net profit was primarily due to interest income

related to the accrual of Special Recoupment Payments and to revenue accrued with respect to certain films offset, in

part, by interest expense related to Acceleration Payments

and the recapture of Special Recoupment Payments.  The

variance between the Partnership's share of the Tri-Star

Joint Venture's net profit and the Partnership's net profit

was primarily due to the amount by which the Partnership's

expenses exceeded the recognition of the Special Recoupment

Payment for films owned directly, interest income earned on

Partnership funds and revenue recognized with respect to

films owned directly.

    The Partnership reports net revenue from motion picture

exploitation for the three films in which it owns interests

directly.  The decrease in net revenue for the three and six month periods ended June 30, 1996 as compared with the

corresponding periods in 1995 is due primarily to a decrease in the accrual of syndicated television revenues in 1996.

    The decrease in interest income for the three and six

month periods ended June 30, 1996 as compared with the

corresponding periods in 1995 was due primarily to lower

interest rates earned on short-term investments during 1996.

    The increase in total expenses for the three and six

month periods ended June 30, 1996 as compared with the

corresponding periods in 1995 was due primarily to an

increase in Operating Expenses.  The increase in Operating

Expenses is due primarily to the increase in the

reimbursement to the General Partner in 1996 for out-of-

pocket expenses incurred in connection with its management

of the Partnership's business.

           TRI-STAR- ML DELPHI PREMIER PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited


                                        June
                                 30,          December
                                              31,

                                 1996         1995

ASSETS
Motion Picture Production  and
Advertising
    Costs, net of accumulated
amortization of
    $279,841 and $279,715,         $  1,076  $       1,202
respectively
Motion Picture Costs Recoverable
from
    Special Recoupment Payments      66,781         62,590
Receivable from TriStar
Pictures, Inc.
    (Distributor), net                              24,082
                                     23,467
                     Total          $91,324   $     87,874
Assets

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,      $52,290    $    49,371
Inc.
  Payable to ML Delphi Premier
     Partners, L.P., net             37,958         37,301

                      Total          90,248         86,672
Liabilities

Venturers' Capital:
  TriStar Pictures, Inc.              1,076          1,182
   ML Delphi Premier Partners,
L.P.                                      0             20

                       Total
Venturers' Capital                    1,076          1,202

                       Total
Liabilities and Venturers'
                                             $      87,874
Capital                             $91,324

     See accompanying notes to the financial statements.

           TRI-STAR-ML DELPHI PREMIER PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited


                                                        For
the Three Months    For the Six Months
                          Ended June 30,        Ended June
30,

1996                 1995     1996              1995
Net Revenues From Motion
Picture
    Exploitation              $       $      $       $
                            414     817    938     853

Less: Amortization of
Motion
          Picture
Production and
           Advertising
Costs                        36     116    126     116

Income from Operations      378     701    812     737

Special Recoupment
Payment
     Accrual                  0      29      0     844

Interest Income, net
                          1,868   1,570  3,671   3,075

Net Income                    $       $      $       $
                          2,246   2,300  4,483   4,656





     See accompanying notes to the financial statements.



          TRI-STAR - ML DELPHI PREMIER PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Six Months Ended June 30,

1996                        1995
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                         4,483       4,656
Adjustments to reconcile Net
Income to net cash
    provided by operating
activities:
  Amortization of Motion Picture
Production
     and Advertising Costs                 126         116
  Accrued Distributions to             (3,576)     (4,040)
Venturers
  Changes in Assets and
Liabilities:
       Increase in Payable to ML
Delphi
         Premier Partners, L.P.,           657         335
net
       Increase in Payable to
TriStar Pictures
         Inc., net                       2,919       3,705
       Decrease in Receivable
from
          Tri-Star Pictures, Inc.          615         337
(Distributor), net
       Increase in Motion Picture
Costs
          Recoverable from
Special Recoupment
          Payments
                                       (4,191)     (4,377)
        Net Cash Provided  by
Operating Activities                     1,033         732

Cash Flow From Financing
Activities:
Distributions to Venturers
                                       (1,033)       (732)

        Net Cash Used by
Financing Activities                   (1,033)       (732)

Net Change in Cash                           0           0

Cash at beginning of period
                                             0           0

Cash at end of period                        $           $
                                             0           0

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

They do not include all information and notes required by

generally accepted accounting principles for complete

financial statements.  There has been no material change in

the information disclosed in the notes to financial

statements of Tri-Star-ML Delphi Premier Productions (the

"Joint Venture") included in the Annual Report on Form 10-K

of ML Delphi Premier Partners, L.P. (the "Partnership") for

the year ended December 31, 1995.  The information furnished includes all adjustments which are, in the opinion of

management, necessary to present fairly the financial

position of the Joint Venture as of June 30, 1996 and the

results of its operations and cash flows for the periods

ended June 30, 1996 and 1995.  Results of operations for the period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.  Current Operations

    All seventeen SF Interest Films in which the Joint

Venture has an interest have completed their theatrical

release and are being distributed in various ancillary

markets.  All twenty-two PF Interest films in which the

Joint Venture has an interest have completed their

theatrical release and are being distributed in various

ancillary markets.  In addition, the Joint Venture has an

interest in three Extra Films which have completed their

theatrical release and are being distributed in various

ancillary markets.  For the three and six month periods

ended June 30, 1996, the Joint Venture is reporting net

revenue of $414,000 and $938,000, respectively, due

primarily to the performance of various PF Interest films in the pay television and worldwide free television markets and to the performance of various SF Interest films in the

worldwide free television market and one SF Interest film in the pay television market.  In addition, for the three and

six month periods ended June 30, 1996, the Joint Venture has recorded net interest income of  $1,868,000 and $3,671,000,

respectively, due primarily to a decrease in the discount

period relating to the Special Recoupment Payment net of

interest expense related to the Acceleration Payments.

    For the three and six month periods ended June 30,

1995, the Joint Venture reported net revenue of $817,000 and

$853,000, respectively, due primarily to the performance of

various PF Interest films in the pay television and

worldwide free television markets and to the performance of

various SF Interest films in the worldwide free television

market.  For the six month period ended June 30, 1995, the

Joint Venture recorded an increase of  $844,000 in the

Special Recoupment Payment accrual due to  an increase in

the estimated distribution fee to be earned by its

Distributor.  In addition, for the three and six month

periods ended June 30, 1995, the Joint Venture recorded net

interest income of $1,570,000 and $3,075,000, respectively,

due primarily to the decrease in the discount period

relating to the Special Recoupment Payment net of interest

expense related to the Acceleration Payments.









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

Films in December 1996.  The Partnership has received,

through the Joint Venture, a total of $8,702,000 with

respect to the Acceleration Payment.  For the six months

ended June 30, 1996, approximately $520,000 of interest

expense has been accrued on the Acceleration Payments and

has been offset in Interest Income in the accompanying

financial statements.

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


                              ML DELPHI PREMIER PARTNERS,
L.P.
                              A Delaware Limited Partnership

                              By:  ML DELPHI PARTNERS, L.P.,
                                   General Partner

                              By:  ML Film Entertainment
Inc.,
                                   general partner




August 13, 1996               /s/ Diane T.
Herte________________
     Date                     Diane T. Herte
                              Treasurer of the general
partner of the
                              General Partner
                              (principal financial officer
and principal
                              accounting officer of the
Registrant)



August 13, 1996               /s/ Steven N.
Baumgarten
     Date                     Steven N. Baumgarten
                              Director and Vice President of
the                                        general partner
of the General Partner