Form 10-Q
period 1996-09-30
ML DELPHI PREMIER PARTNERS LP
filed 1996-11-14
CIK 795252

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or
             15(d) of the Securities Exchange
             Act of 1934
        For the Quarter Ended September 30,
1996

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

                                September
                                December 30,
                                31,

                                1996
1995

ASSETS
Cash                            $           $
                                67         714
ShortTerm Investments          944         588
Receivable from Tri-Star-ML
Delphi Premier
  Productions, net          38,249      37,301
Receivable from Columbia
Pictures
  (Distributor)                105         110
Interests in Motion Pictures
Released, net of
   accumulated amortization of
$11,527 and
    $11,527, respectively        2           2
Prepaid Expense                142           0
Interest in Motion Picture
Venture-Tri-Star-
     ML Delphi Premier           0
20
Productions
Motion Picture Costs
Recoverable from
     Special Recoupment
Payments                     2,740
2,576
           Total Assets     $           $
                            42,249
41,311

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and
 Accounts                   $           $
Payable                          6
53
            Total Liabilities
                                 6
53

Partners' Capital (Note 2):
  General Partner                 496
486
  Limited Partners
                               41,747
40,772

            Total Partners'
Capital                        42,243
41,258
            Total Liabilities $           $ and
Partners' Capital             42,249
41,311

     See accompanying notes to the financial
statements.


              ML DELPHI PREMIER PARTNERS, L.P.
              (A Delaware Limited Partnership)
                  STATEMENTS OF OPERATIONS
         (000's Omitted, except net profit per
                          unit) Unaudited



For the Three Months   For the Nine Months
Ended September 30,
Ended September 30,

1996               1995    1996
1995
Net Revenue from Motion
Pictures
     Released             $       $      $       $
                              3     3      6
12 Special Recoupment Payment
     Accrual                 56    52    164
148
Interest Income
                             11    18     30
49

                             70    73    200
209 Expenses:
    Management Fee          142   142    427
427
    Amortization of
Interests in
       Motion Pictures        0     0      0
1
Released
    Operating Expenses
                             18      15   47
                            32 160     157  474
                            460
Loss before Share of
Profit
  in Motion Picture        (90)    (84)  (274)
(251)
Venture
Share of Profit in Motion
  Picture Venture--Tri-
Star-
   ML-Delphi Premier
Productions                 376     299  1,259
863
Net Profit                 $       $     $
$
                            286     215    985
612
Net Profit Per Unit of
Limited
   Partnership Interest
   (12,610 units)         $       $     $
$
                              22      17    77
48

     See accompanying notes to the financial
statements.



              ML DELPHI PREMIER PARTNERS, L.P.
              (A Delaware Limited
                  Partnership) STATEMENTS OF
                  CASH FLOWS
                          (000's Omitted)
                          Unaudited

For the Nine Months Ended September 30,

1996                  1995
Cash Flow From Operating
 Activities:
Net Profit                  $               $
                             985
612 Adjustments to reconcile
 Net Profit
to net cash
   used by operating activities:
   Amortization of Interests in
Motion Pictures
         Released               0
1
    Share of Profit in
Motion                     (1,259)
(863)
Picture Venture
    Distributions from Joint
    Venture                 1,279
872
    Changes in Assets and
Liabilities:
        Increase in Prepaid
         Expense            (142)
(142)
        Increase in Motion
        Picture
Costs
          Recoverable from
Special
Recoupment
            Payments         (164)
(148)
        Decrease in
Receivable from
Columbia
           Pictures
(Distributor)                   5
5
        Increase in Receivable
 from
Tri-Star-ML
            Delphi Premier    (948)
(599)
Productions, net
        Decrease in Accrued
 Expenses
and
            Accounts Payable
                               (47)
(52)
         Net Cash Used by
         Operating
             Activities
                              (291)
(314)
Cash Flow From Investing
Activities:
Purchases of Short-Term
Investments
                            (1,877)
(436)
Redemptions of Short-Term
Investments                   1,521
252
       Net Cash Used by
Investing
Activities                     (356)
(184)
Decrease In Cash               (647)
(498)
Cash at beginning of period
                                714
623
Cash at end of period        $
$
                                67
125
      See accompanying notes to the financial
     statements.

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

30, 1996 and the results of operations and cash flows

for the periods ended September 30, 1996 and 1995.

Results of

operations for the three and nine month periods ended

September 30, 1996 are not necessarily indicative of

the results that may be expected for the entire fiscal

year. 2.  Current Operations

    As of September 30, 1996, the Partnership had an interest in twenty SF Interest films, three of which are owned directly and distributed through Columbia
Pictures ("Columbia") and seventeen of which are owned through a Joint Venture with TriStar Pictures, Inc.
("TriStar").

In addition, as of September 30, 1996, the Partnership

has an interest in three Extra Films through the Tri

Star Joint Venture.  Additionally, as of September 30,

1996, the Partnership has an interest in twenty-two PF

Interest films through the Tri-Star Joint Venture.

All films in which the Partnership has an interest, as

of September 30, 1996, have completed their theatrical

release and are being distributed in various ancillary

markets.

  Based on the anticipated performance of the SF

Interest films released through the Tri-Star Joint

Venture and by Columbia, it is expected that each

Distributor will be required to make a Special

Recoupment Payment with respect to its films.

Accordingly, distribution fees earned and expected to

be earned by the Distributors as of September 30, 1996

of approximately $17,224,000 and $2,740,000 (amounts

are present valued at the Joint Venture's and

Columbia's discount rate from December 1996) have been

accrued by the Partnership as a receivable from the

TriStar Joint Venture and as Motion Picture Costs

Recoverable from Special Recoupment Payments from

Columbia, respectively.

 For the purpose of computing the net profit per unit,

the net profit for the period is allocated 99% to the

limited partners and 1% to the General Partner.

3.  Additional Information

    Additional information, including the audited year end 1995 Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 on file with the Securities and Exchange Commission.
Management's Discussion and Analysis of Financial

Condition and Results of Operations

a.  Financial Condition

 The Partnership has fully satisfied its commitment to

contribute funds to (i) the Tri-Star Joint Venture and to Columbia for the production of, and acquisition of SF Interests in, films and (ii) the Tri-Star Joint
Venture for PF Interests in films.  As of September
30, 1996, the Partnership held cash of approximately
$67,000 and

short term investments of approximately $944,000.

  The Partnership commenced cash distributions to its

partners in December 1987.  Distributions through

September 30, 1996 to the limited partners have

aggregated $2,965 per unit (59.3% of the limited

partners' original investment in the Partnership).

The Partnership anticipates making a substantial

distribution to partners by late 1996 or early 1997

from amounts payable to the Partnership in late 1996

pursuant to the film distribution agreements.

    Since the Partnership's obligations to make

contributions to the Tri-Star Joint Venture for the

production of, and acquisition of interests in, films

have been fully satisfied, all revenues received by

the Partnership are being used to pay operating

expenses of the Partnership and to make cash

distributions to partners.

b.  Results of Operations

   The Partnership's operating results are primarily

dependent upon the operating results of the Tri-Star

Joint

Venture's films and films owned directly by the

Partnership and are significantly impacted by the Tri

Star Joint Venture's and Columbia's policies.

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

$376,000, and the Partnership had an overall net

profit of approximately $286,000.  The Partnership's

share of the Tri-Star Joint Venture's net profit was

primarily due to interest income related to the

accrual of Special Recoupment Payments and to revenue

accrued with respect to certain films offset, in part,

by interest expense related to Acceleration Payments

and the recapture of Special Recoupment Payments. The

variance between the Partnership's share of the

TriStar Joint Venture's net profit and the

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

  For the nine month period ended September 30, 1996,

                          the

Tri-Star Joint Venture had a net profit of which the

Partnership's share was approximately $1,259,000, and

the

Partnership had an overall net profit of approximately

$985,000.  The Partnership's share of the Tri-Star

Joint Venture's net profit was primarily due to

interest income related to the accrual of Special

Recoupment Payments and to revenue accrued with

respect to certain films offset, in part, by interest

expense related to Acceleration Payments and the

recapture of Special Recoupment Payments. The variance

between the Partnership's share of the TriStar

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

Special Recoupment Payments. The variance between the

Partnership's share of the TriStar Joint Venture's net

profit and the Partnership's net profit was primarily

due to the amount by which the Partnership's expenses

exceeded the recognition of the Special Recoupment

Payment for films owned directly, interest income

earned on Partnership funds and revenue recognized

with respect to films owned directly.

    The Partnership reports net revenue from motion

                        picture

exploitation for the three films in which it owns

interests directly.  Net revenue for the three months

ended September 30, 1996 as compared with the

corresponding period in 1995 was virtually unchanged.

The decrease in net revenue for the nine month period

ended September 30, 1996 as compared with the

corresponding period in 1995 is due primarily to a

decrease in the accrual of syndicated television

revenues in 1996.

 The decrease in interest income for the three and

nine month periods ended September 30, 1996 as

compared with the corresponding periods in 1995 was

due primarily to less funds available for short-term

investments as well as lower interest rates earned on

short-term investments during 1996.

  The increase in total expenses for the three and

nine month periods ended September 30, 1996 as

compared with the corresponding periods in 1995 was

due primarily to an increase in Operating Expenses.

The increase in

Operating Expenses is due primarily to the increase in

the reimbursement to the General Partner in 1996 for

outof pocket expenses incurred in connection with its

management of the Partnership's business.

           TRI-STAR- ML DELPHI PREMIER PRODUCTIONS
                (A Joint Venture)
                 BALANCE SHEETS
                 (000's Omitted)
                    Unaudited


                                  September
                                 30,
December

31,
                                 1996
1995
ASSETS
Motion Picture Production  and
Advertising
    Costs, net of accumulated
amortization of
   $279,869 and $279,715,      $  1,048     $
1,202
respectively
Motion Picture Costs Recoverable
from
    Special Recoupment Payments   68,967
62,590
Receivable from TriStar
Pictures, Inc.
    (Distributor), net
24,082
                                  23,280
                     Total       $93,295
$87,874
Assets

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
Payable to TriStar Pictures,   $53,998     $49,371
Inc.
  Payable to ML Delphi Premier
     Partners, L.P., net          38,249
37,301
                      Total       92,247
86,672
Liabilities
Venturers' Capital:
  TriStar Pictures, Inc.           1,048
1,182
   ML Delphi Premier Partners,
L.P.                                   0
20

                       Total
Venturers' Capital                 1,048
1,202

                       Total
Liabilities and Venturers'

$87,874

 Capital                          $93,295
      See accompanying notes to the financial
                    statements.

           TRI-STAR-ML DELPHI PREMIER PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF
                  OPERATIONS
                       (000's
                          Omitted)
                          Unaudited



For the Three Months   For the Nine Months
                             Ended September 30,
Ended September 30,

1996 1995                    1996             1995
Net Revenues From Motion
Picture
    Exploitation         $       $     $       $
                          361    132    1,299
985

Less: Amortization of
Motion
         Picture
Production and
         Advertising
Costs                      28      17    154
133
Income from Operations    333     115  1,145
852
Special Recoupment
Payment
     (Recapture) Accrual  (38)   (131)   (38)
713

Interest Income, net
                         1,953   1,650  5,624
4,725

Net Income              $       $       $      $
                         2,248   1,634  6,731
6,290





       See accompanying notes to the financial
statements.

          TRI-STAR - ML DELPHI PREMIER
                      PRODUCTIONS (A Joint
                      Venture)
                  STATEMENTS OF CASH
                   FLOWS
                          (000's
                          Omitted)
                          Unaudited


For the Nine Months Ended September 30,

1996                        1995
Cash Flow From Operating
Activities:
Net Income                 $           $
                          6,731       6,290
Adjustments to
reconcile Net
Income to net cash
    provided by operating
activities:
  Amortization of Motion
 Picture
Production
     and Advertising Costs   154
  133 Accrued Distributions
     to                       (5,574)
                  (5,506)
Venturers
  Changes in Assets and
Liabilities:
       Increase in Payable
 to ML
Delphi
         Premier Partners,
L.P.,                        948         599
net
       Increase in Payable to
TriStar Pictures
         Inc., net         4,627       4,907
       Decrease in
 Receivable
from
          Tri-Star Pictures,
 Inc.                        802         626
(Distributor), net
       Increase in Motion
 Picture
Costs
          Recoverable from
Special Recoupment
          Payments
                          (6,377)     (6,132)
         Net Cash Provided
         by
Operating Activities       1,311         917

Cash Flow From Financing
Activities:
Distributions to Venturers
                          (1,311)       (917)

        Net Cash Used by
Financing Activities      (1,311)       (917)
Net Change in Cash             0           0
Cash at beginning of period
                               0           0
Cash at end of period     $           $
                               0           0

      See accompanying notes to the financial
                    statements.

          TRI-STAR - ML DELPHI PREMIER PRODUCTIONS
                      (A Joint Venture)
                NOTES TO FINANCIAL
                STATEMENTS
                       Unaudited

1.  Basis of Presentation

 The accompanying unaudited financial statements have

been prepared in accordance with generally accepted

accounting principles for interim financial

information. They do not include all information and

notes required by generally accepted accounting

principles for complete financial statements.  There

has been no material change in the information

disclosed in the notes to financial statements of Tri-

Star-ML Delphi Premier Productions (the "Joint

Venture") included in the Annual Report on Form 10-

K of ML Delphi Premier Partners, L.P. (the

"Partnership") for the year ended December 31, 1995.

The information furnished includes all adjustments

which are, in the opinion of management, necessary to

present fairly the financial position of the Joint

Venture as of September 30, 1996 and the results of

its operations and cash flows for the periods ended

September 30, 1996 and 1995. Results of operations for

the period ended September 30, 1996 are not

necessarily indicative of the results that may be

expected for the entire fiscal year. 2.  Current

Operations

    All seventeen SF Interest films in which the Joint
Venture has an interest have completed their theatrical release and are being distributed in various ancillary markets. All twenty-two PF Interest films in which the Joint Venture has an interest have completed their theatrical release and are being distributed in various ancillary markets. In addition, the Joint Venture has an interest in three
Extra Films which have completed their theatrical release and are being distributed in various ancillary markets. For the three and nine month periods ended
September 30, 1996, the Joint Venture is reporting net revenue of $361,000 and $1,299,000,

respectively, due primarily to the performance of

various PF Interest films in the pay television and

worldwide free television markets and to the

performance of various SF Interest films in the

worldwide free television market and one SF Interest

film in the pay television market.  For the nine month

period ended September 30, 1996, the Joint Venture

recorded a decrease of $38,000 in the Special

Recoupment Payment accrual due to a decrease in the

estimated distribution fee to be earned by its

Distributor.  In addition, for the three and nine

month periods ended

September 30, 1996, the Joint Venture has recorded net

interest income of  $1,953,000 and $5,624,000,

respectively, due primarily to a decrease in the

discount period relating to the Special Recoupment

Payment net of interest expense related to the

Acceleration Payments.

 For the three and nine month periods ended September

30, 1995, the Joint Venture reported net revenue of

$132,000 and $985,000, respectively, due primarily to

the performance of various PF Interest films in the

worldwide free television market and to the

performance of various

SF Interest films in the pay television and worldwide free television markets. For the nine month period ended September 30, 1995, the Joint Venture recorded an increase of $713,000 in the Special Recoupment
Payment accrual due to an increase in the estimated distribution fee to be earned by its Distributor. In addition, for the three and nine month periods ended
September 30, 1995, the Joint Venture recorded net interest income of $1,650,000 and $4,725,000, respectively, due primarily to the decrease in the discount period relating to the Special Recoupment
Payment net of interest expense related to the Acceleration Payments.









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

Partnership with respect to the PF Interest films in

December 1996.  The Partnership has received, through

the Joint Venture, a total of $8,702,000 with respect

to the Acceleration Payment.  For the nine months

ended September 30, 1996, approximately $791,000 of

interest expense has been accrued on the Acceleration

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


                              ML DELPHI PREMIER
PARTNERS, L.P.
                              A Delaware Limited
Partnership

                              By:  ML DELPHI PARTNERS,
                                   L.P., General
                                   Partner

                              By:  ML Film
Entertainment Inc.,
                                   general partner
November 13, 1996             /s/ Diane T.
Herte________________
     Date                     Diane T. Herte
                              Treasurer of the
general partner of the
                              General Partner
                              (principal financial
officer and principal
                              accounting officer of
the Registrant)



November 13, 1996             /s/ Steven N.
Baumgarten
     Date                     Steven N. Baumgarten
                              Director and Vice
President of the
general
partner
of the General Partner