Form 10-K
period 1996-12-31
ML DELPHI PREMIER PARTNERS LP
filed 1997-03-28
CIK 795252

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

  [x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                              OR
    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For Fiscal Year Ended
Commission File
December 31, 1996                                 Number 0-15763

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

   As of March 15, 1997, there were 12,610 units of limited partnership interests outstanding, all held by non-affiliates. The aggregate market value of those interests is not determinable because there is no active public trading market for the units. See
Item 5.  Market for the Registrant's Common Equity and Related
Security Holder Matters.

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

Venture") for the acquisition, at the rate of $l,000,000 per film, of PF Interests (the "PF Proceeds").  PF Interests were acquired in 22 TriStar and Columbia feature length motion

pictures having direct production costs (excluding overhead) of at least $5,000,000.  In June 1989, it was agreed that Columbia films, meeting the same criteria as set forth for Tri-Star PF

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

       Payments which have been made to the Partnership with

respect to the PF Films consisted of two components, one

determined on a film-by-film basis and the other determined on an aggregate basis (as described below).  Both components were based on the gross receipts of the film or films to which they relate.

       The Partnership received an amount equal to the following

percentages of gross receipts of each PF Film:



                5.0% of the first $5,000,000
                7.5% of the next $5,000,000
               10.0% of the next $5,000,000
       Accordingly, the maximum payment based on gross receipts

for any PF Film based on the individual film component was

$l,l25,000.

       The Partnership was also entitled to receive an amount

equal to the following percentages of the aggregate gross

receipts of all the PF Films (computed after deducting U.S. and

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

      The Partnership received its first payment in respect of PF

Films in December 1987.  Payments in respect of PF Films were made on an annual basis in December of each year through 1996.

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

"Advance") which TriStar was entitled to recoup, without

interest, in December 1996 from revenues earned by the

distribution of the Partnership's PF Films.  In addition, in

December of each year 1988 through 1995 TriStar, through the Tri-

Star Joint Venture, made a payment to the Partnership of

$3,142,000 representing the 14% Return.  To the extent the annual cash return to the Partnership from the PF Interests caused the

Partnership's cumulative non-compounded return to exceed the l4%

Return in any of the years 1988 through 1995, the excess amount was carried forward and, was paid without interest in December

1996 less the Acceleration Payment recoupments and related

interest (described below).  TriStar was obligated to make a final payment in December 1996 taking into account gross receipts to the date of payment, as well as the gross receipts estimated to be received by TriStar during the next seven years from the distribution of all PF Films (subject to discount).  Since the

Partnership has received the final payment, the Partnership's PF

Interests have ceased.  As of December 31, 1996, the Partnership received $20,770,078 net of Acceleration Payments and related interest (described below) and the Advance, from Tri-Star as the final payment with respect to the Partnership's interest in PF

Films.  Accordingly, the Partnership no longer has any interest in the PF Films.

      If in any calendar year the Partnership recognized income

for federal tax purposes with respect to PF Interest Films in excess of the December payment for that year (the "Excess"),

TriStar was required to make an acceleration payment to the

Partnership with respect to the Excess.  The amount of the

acceleration payment was equal to the Excess multiplied by the maximum individual federal income tax rate in effect for the year of the Excess (the "Acceleration Payment").  During March

1993 and 1992, the Partnership received $360,000 and $7,548,000 with respect to the Acceleration Payment for 1992 and 1991,

respectively.

       These Acceleration Payments were distributed to partners

in April 1993 and 1992, respectively.  These Acceleration

Payments were recouped, with interest, by TriStar, in December

1996.

      Single Film Interests

      The Tri-Star Joint Venture acquired interests in certain

films produced or co-produced by earlier joint ventures between

TriStar and one or more of the Delphi Partnerships (as that term is defined under "Distribution of Films" below) and produced certain films for which TriStar commenced production after the expiration of TriStar's similar commitment to an earlier joint venture between TriStar and Delphi Film Associates V.



       The Partnership has SF Interesst in 20 films, 17 through

the Tri-Star Joint Venture (the "Tri-Star SF Interest films")

and three which are participation interests owned directly in films being distributed by Columbia Pictures (the "Columbia SF

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

Distributor (as hereinafter defined) was also required to make special recoupment payments which may enable the Partnership to recover up to the otherwise unrecouped amount of its

contributions for SF Interest films distributed by that

Distributor.  These special recoupment payments were made in

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

Future Sale of Interests in Films.

       The Partnership has begun evaluating the value of its

interest in the film assets for the purpose of possibly selling that interest and liquidating the Partnership.  The General

Partner anticipates that the Partnership may be liquidated in

1998.  No assurance can be provided that the film assets will be sucessfully sold, or if sold, when such sale would occur.  Upon the ultimate sale of the film assets, the Partnership will

commence taking steps to dissolve and liquidate.  Cash

distributions as a result of the liquidation may be made to the partners to the extent, and only to the extent, the proceeds from a sale of the Partnerships' interest in the film assets in connection with the liquidation are in excess of the

Distributors' entitlement to the recoupment described above and a reserve for the Partnership's remaining obligations and

operating expenses.

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

Partnership was entitled to a payment (a "Special Recoupment

Payment") from the Distributors in late 1996 for each SF

Interest film (an "Unrecouped Film") for which the Tri-Star

Joint Venture or the Partnership (in the case of the Columbia SF

Interest films) had not received from the distribution of that film (or its sale) an amount equal to the total contributions to produce or acquire an interest in the film, other than amounts spent for payments in the nature of interest ("Cost Return").

       The Special Recoupment Payment would be payable only to

the extent of the distribution fees received by the Distributor from the distribution of all of its SF Interest films.  The

Special Recoupment Payments to the Tri-Star Joint Venture based on distribution fees were allocated by the Tri-Star Joint

Venture first to the Partnership to the extent necessary for the

Partnership to recoup (without interest) the amount of its

contributions to the Tri-Star Joint Venture for the production or acquisition of the Unrecouped Films (other than contributions for payments in the nature of interest); any excess would then be allocated to TriStar.  If these distribution fees were

insufficient to enable a Distributor to make the Special

Recoupment Payments with respect to all of its Unrecouped Films,

gross receipts and net proceeds of each remaining Unrecouped

Film distributed by that Distributor were recalculated to

include as gross receipts in respect of that Unrecouped Film (i)

the excess, if any, of the minimum payments under its license agreement with Home Box Office, Inc. ("HBO"), in the case of

Columbia, or the minimums determined under the agreement between

TriStar and HBO based on the formula for films that commence principal photography in 1986, in the case of TriStar, and (ii)

certain minimum amounts in respect of video cassette and video disc exploitation in excess of the amounts previously included in the gross receipts of that Unrecouped Film.  Each Distributor made a Special Recoupment Payment to the Partnership with

respect to each Unrecouped Film to the extent of the

Partnership's share of additional gross receipts or net proceeds payable as a result of the recalculation but only up to the

amount of the unrecouped contributions (other than contributions for payments in the nature of interest) in respect of that

Unrecouped Film.  Each Special Recoupment Payment made on the basis of such recalculation was allocated between the

Partnership and TriStar in proportion to their respective

interests in the applicable Unrecouped Film.

       Each Distributor is entitled to recoup the Special

Recoupment Payments made to the Partnership in respect of each

Unrecouped Film, with interest calculated at 110% of the prime rate from time to time, from the Partnership's share of

subsequent gross receipts or net proceeds of that Unrecouped

Film and from the proceeds of any sale of the Partnership's

interest in that Unrecouped Film.  In calculating the amount of distribution fees available for the Special Recoupment Payments,

no distribution fee was deemed received by a Distributor (and therefore no distribution fee will be deemed available for the

Special Recoupment Payment) from a film with respect to which the most recent payment by that Distributor was based on gross receipts or from a film that did not reach Cost Return.

       During December 1996, the Partnership received $860,000

and $16,678,000 relating to Special Recoupment Payments for the three Columbia SF Interest films and the seventeen  Tri-Star SF

Interest films.  In February 1997, the Partnership received

additional Special Recoupment Payments totalling $1,516,000 and

$1,744,000 relating to the Columbia SF Interest films and the

Tri-Star SF Interest films, respectively.  After the February

1997 payment, the Partnership has achieved Cost Return on all but two Columbia films and one Tri-Star Joint Venture film.  The amount needed to achieve Cost Return for the two Columbia films is $896,000.  It is unlikely that Cost Return will be reached for the Columbia films.  The amount needed to achieve Cost

Return for the one Tri-Star Joint Venture film is $370,000.

However, there are four other films in the Tri-Star Joint

Venture which are expected to continue to earn distribution fees and such fees inure to the Partnership until Cost Return is

reached on that one film.  Accordingly, it is expected that

additional Special Recoupment Payments will be made to the

Partnership such that the Partnership may achieve Cost Return with respect to the Tri-Star Joint Venture.

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

Bonus Film Profit Payments in the amounts of $13,000,     $9,000

and $81,000 were received by the Partnership in 1996, 1995 and

1994, respectively.

       Additional Bonus Film Profit Payments will be paid in

installments, without interest, and will continue on a quarterly basis, on the basis of each Bonus Film's performance, subject to reaching a stipulated maximum amount.

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

Cash Return (as defined below) with respect to Tri-Star SF

Interest films plus any payments with respect to the Extra Films equal 200% of the Allocated Amount.  For these purposes, "Cash

Return" is an amount equal to (a) the estimated cash payments ultimately to be received by the Partnership from the Tri-Star

SF Interest films less (b) the Partnership's contributions for those films in excess of the Allocated Amount and interest on such excess.  Based on the performance of the Extra Films

through December 31, 1996, no receivable has been reflected in the accompanying financial statements.

TriStar and Columbia License Arrangements.

       Certain of the Partnership's SF Interest films were

licensed to HBO for exhibition on its pay television services.

The Distribution Agreements provide that the gross receipts of a film will initially be credited with respect to pay television exhibition by HBO in an amount equal to specified percentages of the first year's domestic theatrical gross receipts of that

film, regardless of the actual license fee payable to Columbia or TriStar under its license agreement with HBO.  The amount initially included in gross receipts may have been less, and in some instances substantially less, than the amount actually

received by Columbia or TriStar under its agreement with HBO.

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
   That's Life                                   September 1986
5%
   Ishtar                                        May 1987
7.5%

PF Interest Films.

   All 22 Films in which the Partnership had an interest have been released.  Certain information concerning these films is set forth below:


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

See Item l0 "Directors and Executive Officers of the Partnership-

Operational and Financial Services."  Magera has seven employees who perform services for the General Partner and for the general partners of other private and public limited partnerships,

including the other Delphi Partnerships.

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

Item 4.                 Submission of Matters to a Vote of

Security Holders.

      None.

                           PART II.
Item 5.    Market for the Registrant's Common Equity and
       Related Security Holder Matters.

       An established public market for the Partnership's Units

does not now exist, and it is not anticipated that such a market will develop in the future.  Accordingly, accurate information as to the market value of a Unit at any given date is not

available.

       As of March 15, 1997, there were approximately 4,800

holders of record of limited partnership units of the

Partnership.

       Beginning with the December 1994 client account

statements, Merrill Lynch, Pierce, Fenner & Smith Incorporated

("Merrill Lynch") implemented new guidelines for providing

estimated values of limited partnerships and other direct

investments reported on client account statements.  As a result,

Merrill Lynch no longer reports general partner estimates of limited partnership net asset value on its client account

statements, although the Partnership may continue to provide its estimate of net asset value to Unit holders.  Pursuant to the guidelines, estimated values for limited partnership interests originally sold by Merrill Lynch (such as the Partnership's

Units) will be provided two times per year to Merrill Lynch by independent valuation services.  The estimated values will be based on financial and other information available to the

independent services on (1) the prior August l5th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statements and on (2) March 31st for reporting on June month-end and

subsequent client account statements through the November month-

end client account statements of the same year.  Merrill Lynch clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account

statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value.  The estimated values provided by the

independent services and the Partnership's current net asset value are not market values and Unit holders may not be able to sell Units or realize either amount upon a sale of their Units.

In addition, Unit holders may not realize the independent

estimated value or the Partnership's current net asset value amount upon the liquidation of the Partnership's assets over its remaining life.

Cash Distributions.

       Cash distributions attributable to revenue received by

the Partnership from PF Films commenced in December of 1987.

Cash distributions attributable to revenue received by the

Partnership from SF Interests commenced in September 1989.

       The following chart sets forth the cash distributions

made by the Partnership through March 27, 1997:

       Year                                      Amount Per Unit
       1987                                          $ 245
       1988                                             245
       1989                                             270
       1990                                             270
       1991                                             330
       1992                                             840
       1993                                             275
       1994                                             245
       1995                                             245
       1996                                                 0
       1997    (through March 27)                    3,135
       Total                                       $6,100

       Accordingly, as of March 27, 1997, the limited partners

have received cash distributions in excess of their original investment in the Partnership.

Item 6.    Selected Financial Data.


                (000's omitted except for per unit information)

                                                               Year
Ended December 31
                         1996             1995   1994         1993
1992
Net revenue from
  motion pictures
  released (1):                               $         9
$      17     $        8          $     68             $      35
Share of profit
   in motion
  picture venture:                          $  2,738       $ 1,156
$    609          $ 1,420           $  3,814
Net profit:                                           $  1,961
$    788     $    208          $    905           $  3,312
Net profit
  per unit:                                        $       58
$       62    $       16         $       71           $      260
Total assets:                              $43,249        $41,311
$43,653         $46,590     $ 49,150
Total liabilities:                            $38,193       $
53    $       63         $       88           $        50
Paid and accrued cash
  distributions per unit:       $  2,900   $     245    $     245
$     275           $      840

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

In addition, the Partnership has satisfied its commitment to contribute funds to the Tri-Star Joint Venture for PF Interests in films.  As of December 31, 1996, the Partnership held cash of approximately $187,000 and short-term investments of

approximately $39,262,000.  Short-term investments consist

solely of U.S. government securities.



       The Partnership has begun evaluating the value of its

interest in the film assets for the purpose of possibly selling that interest and liquidating the Partnership.  The General

Partner anticipates that the Partnership may be liquidated in

1998.  No assurance can be provided that the film assets will be sucessfully sold, or if sold, when such sale would occur.  Upon the ultimate sale of the film assets, the Partnership will

commence taking steps to dissolve and liquidate.  Cash

distributions as a result of the liquidation may be made to the partners to the extent, and only to the extent, the proceeds from a sale of the Partnerships' interest in the film assets in connection with the liquidation are in excess of the

Distributors' entitlement to the recoupment described above and a reserve for the Partnership's remaining obligations and

operating expenses.

       Since the Partnership's obligations to make contributions

to the Joint Venture for the production of, and acquisition of interests in, films have been satisfied, all revenue received by the Partnership (for other than Unrecouped Films) is used to pay operating expenses of the Partnership and to make cash

distributions to partners.  The Partnership does not anticipate significant future revenues and accordingly, the Partnership does not currently anticipate making cash distributions to

partners on a quarterly basis.  However, the Partnership may make future distributions if it realizes proceeds from its

interest in other than Unrecouped Films.  On December 31, 1996 a distribution was declared by the General Partner in the amount of $2,900 per unit for all limited partners of record as of that date.  In accordance with the Partnership Agreement as a result of this declared distribution, the General Partner was entitled to receive a total of approximately $1,594,000 which amount

includes its entitlement to distributions after Capital Return as defined and discussed below (see Item 11 Executive

Compensation).

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

       For the year ended December 31, 1996, the Tri-Star Joint

Venture had a net profit of which the Partnership's share was approximately $2,738,000 and the Partnership had an overall net profit of approximately $1,961,000.  The variance between the

Partnership's share of the Tri-Star Joint Venture's net profit and the Partnership's net profit for the year ended December 31,

1996 was attributable to the Partnership's total expenses and the recapture of the Special Recoupment Payments, partially

offset by interest income and revenues generated by films in which the Partnership holds an interest directly.  The

Partnership's share of the net profit reported by the Tri-Star

Joint Venture was due primarily to the Special Recoupment

Payments and related interest income and the profitable results of certain PF Interest films offset, in part, by interest

expense related to the Acceleration Payments.

       For the year ended December 31, 1995, the Tri-Star Joint

Venture had a net profit of which the Partnership's share was approximately $1,156,000 and the Partnership had an overall net profit of approximately $788,000.  The variance between the

Partnership's share of the Tri-Star Joint Venture's net profit and the Partnership's net profit for the year ended December 31,

1995 was attributable to the Partnership's total expenses

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

1994 was attributable to the Partnership's total expenses

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

       The decrease in the Special Recoupment Payments accrued

for the year ended December 31, 1996 as compared with the prior year was primarily due to the recapture of  Special Recoupment

Payments of $200,000.  The increase in the Special Recoupment

Payments accrued for the year ended December 31, 1995 as

compared with the prior year is primarily due to the shortening of the discount period in 1994.

       The Partnership reports net revenues from motion picture

exploitation for the three films in which it owns interests

directly. The decrease in net revenues for the year ended

December 31, 1996 as compared with the prior year is due

primarily to lower syndicated television revenues accrued in

1996.  The increase in net revenues for the year ended December

31, 1995 as compared with the prior year is due primarily to an increase in the accrual of syndicated television revenues in

1995. The decrease in amortization of the Partnership's direct interest in motion pictures for the year ended December 31, 1996 as compared with the prior year is due primarily to a decrease in net revenues from motion picture exploitation.  The

amortization of the Partnership's direct interest in motion

pictures for the year ended December 31, 1995 as compared with the prior year is unchanged.

       The increase in interest income for the years ended

December 31, 1996 and 1995 as compared with the corresponding periods in 1995 and 1994 was due primarily to more funds being available for short-term investments as well as higher interest rates earned on short-term investments during 1996 and 1995.

       The increase in total expenses for the year ended

December 31, 1996 and 1995 as compared with the prior years

(exclusive of amortization of the Partnership's direct interest in motion pictures) is due primarily to an increase in Operating

Expenses.  The increase in Operating Expenses is primarily

attributable to an increase in professional fees.

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

       Kevin K. Albert, 44, a Managing Director of Merrill

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

General Partner of ML Technology Ventures, L.P.  Mr. Albert

also serves as an independent general partner of Venture II.

       Robert F. Aufenanger, 43, a Vice President of Merrill

& Co. Corporate Credit and a Director of the Partnership

Management Department, joined Merrill Lynch in 1980.  Mr.

Aufenanger is responsible for the ongoing management of the

operations of the equipment, real estate and project related limited partnerships for which subsidiaries of ML Leasing

Equipment Corp. and Merrill Lynch, Hubbard Inc., affiliates

of Merrill Lynch, are general partners.  Mr. Aufenanger is

also a director of ML Media, ML Opportunity, MLH Real

Estate, Inc., an affiliate of ML Film and the general

partner of the Associate General Partner of ML/EQ Real

Estate Portfolio, L.P., MLH Property Managers Inc., an

affiliate of ML Film and the Managing General Partner of MLH

Income Realty Partnership VI, ML Venture, ML R&D, ML

Mezzanine, and ML Mezanine II.

       Steven N. Baumgarten, 41, a Vice President of Merrill

Lynch & Co. Corporate Credit, joined Merrill Lynch in 1986.

Mr. Baumgarten shares responsibility for the ongoing

management of the operations of the equipment and project

related limited partnerships for which subsidiaries of ML

Leasing Equipment Corp., an affiliate of Merrill Lynch, are

general partners.

       Michael E. Lurie, 53, a First Vice President of

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

ML R&D.

       Diane T. Herte, 36, a Vice President of Merrill Lynch

& Co. Investment Banking Group since 1996 and previously an

Assistant Vice President of Merrill Lynch & Co. Corporate

Credit Group since 1992, joined Merrill Lynch in 1984.  Ms.

Herte's responsibilities include controllership and

financial management functions for certain partnerships for

which subsidiaries of  Merrill Lynch are the general

partner.

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

Mason and Aaron German.  Mr. Mason, the sole shareholder of

Goshen Services, Inc. (which is a partner of Delphi Film

Services, the sole limited partner of the General Partner)

and the Chairman of Magera, and Mr. German, the President of

Magera, also previously acted as consultants to SPE.  Magera also provides operational and financial services to the

general partners of other private and public limited

partnerships, including the other Delphi Partnerships, and

serves as a consultant to others engaged in the

entertainment industry.

Item 11.   Executive Compensation.

       The General Partner was paid a management fee of

approximately $569,000 for 1996.  The General Partner is

responsible for payments to all personnel employed by it,

office and travel expenses and other matters relating to the administration of the Partnership.  The General Partner does not, however, bear the expense of professional fees rendered on behalf of the Partnership, such as legal fees and fees to certified public accountants which are paid directly by the

Partnership.  In addition, the General Partner is being

reimbursed for out-of-pocket expenses with respect to

administering the Partnership and reporting to partners.

For years beginning after 1996 there will be no fixed

management fee.  In that regard, the General Partner, on

behalf of the Partnership, has retained Magera to provide

those services to the Partnership for years after 1996.

       As set forth in the Partnership Agreement, until the

year prior to the limited partners  receiving total

distributions equal to their capital contributions (the

"Capital Return"), they  receive 99% of, and the General

Partner receives 1% of, all cash distributions. Beginning

with the year in which Capital Return is reached and until

the limited partners have received total cash distributions

equal to 150% of Capital Return, the General Partner, in

addition to receiving distributions in respect of 1%

interest for which it has paid, is entitled to receive

distributions in amounts equal to 10% of all further cash

distributions made.  With the distributions accrued in

December 1996 the limited partners reached Capital Return

and in accordance with these provisions, the General Partner received $1,224,000 representing its 10% distribution.  If

the limited partners receive total distributions equal to

150% of Capital Return, which is not expected, the General

Partner, in addition to receiving distributions in respect

of the 1% interest for which it has paid, will be entitled

to receive distributions in amounts equal to 15% of all

further cash distributions made.

       Prior to the year in which Capital Return is reached,

income was allocated 99% to the limited partners and 1% to

the General Partner.  Once Capital Return is reached,

allocations of income are based on the aggregate prior

allocations of income and losses, the aggregate prior cash

distributions and cash available for distribution.


Item 12. Security Ownership of Certain Beneficial Owners and
       Management

       To the best of the knowledge of the Partnership, no

person beneficially owns in excess of 5% of the limited

partnership units of the Partnership.

       To the best of the knowledge of the Managing Partner, as

of March 1, 1997, no person is the beneficial owner of 5% or more of the outstanding common stock of Merrill Lynch.

Item 13.   Certain Relationships and Related Transactions.

       The Partnership's operations relating to the ownership

and exploitation of films involve Columbia or TriStar.  See Item

1 "Business."

       The General Partner is entitled to a portion of cash

distributions to partners.  The General Partner of the

Partnership is affiliated with the general partners of other

Delphi Partnerships all of which are limited partnerships

similar to the Partnership.

                           PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K.


 (a)(1)    Financial Statements:

               ML Delphi Premier Partners, L.P.

       Independent Auditors' Report

       Balance Sheets at December 31, 1996 and 1995

       Statements of Operations for the Years Ended
         December 31, 1996, 1995 and 1994

       Statements of Cash Flows for the Years Ended
         December 31, 1996, 1995 and 1994

       Statements of Changes in Partners' Capital for the Years Ended December 31, 1996,
         1995 and 1994

       Notes to Financial Statements

            Tri-Star-ML Delphi Premier Productions

       Report of Independent Accountants

       Balance Sheets at December 31, 1996
         and 1995

       Statements of Operations for the Years Ended
         December 31, 1996, 1995 and 1994

       Statements of Cash Flows for the Years Ended
         December 31, 1996, 1995 and 1994

       Statements of Venturers' Capital for the Years Ended December 31, 1996, 1995 and 1994

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

(b)    Reports on Form 8-K.

       No reports on Form 8-K were filed during the last quarter

of the Partnership's fiscal year ended December 31, 1996.

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

       Dated: March 27, 1997         ML DELPHI PREMIER PARTNERS,
L.P.
                                           By:  ML DELPHI
PARTNERS, L.P.
                                    General Partner
                                           By:  ML Film
Entertainment Inc.,
                                    General Partner

                                    /s/ Kevin K. Albert
                                    (Kevin K. Albert)
                                    President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                  Title                     Date

/s/ Kevin K. Albert     Director and President of      March 27, 1997
(Kevin K. Albert)       the general partner
                    of the General Partner
                    (principal executive
                    officer of the Registrant)

/s/ Robert F. Aufenanger           Director and Executive Vice
March 27, 1997
(Robert F. Aufenanger)             President of the general
                    partner of the General Partner

/s/ Steven N. Baumgarten           Director and Vice President
March  27, 1997
(Steven N. Baumgarten)  of the Managing Partner
                    of the General Partner

/s/ Michael E. Lurie               Director and Vice President
March 27, 1997
(Michael E. Lurie)      of the Managing Partner
                    of the General Partner

/s/ Diane T. Herte      Treasurer of the general  March  27, 1997
(Diane T. Herte)                   partner of the General Partner
                    (principal financial
                    officer and principal
                    accounting officer of the
                    Registrant)
                         EXHIBIT INDEX


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

       10.5         Agreement dated June 13, 1989 between
                 ML Delphi Premier Partners, L.P.
                 and Columbia Pictures Entertainment, Inc.*

        27     Financial Data Schedule

                 INDEPENDENT AUDITORS' REPORT

The Partners
ML Delphi Premier Partners, L.P.:

We have audited the accompanying balance sheets of ML Delphi Premier Partners, L.P. (a Delaware Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, cash flows and changes in partners' capital for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ML Delphi Premier Partners, L.P. (a Delaware Limited Partnership) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



                              KPMG PEAT MARWICK LLP


New York, New York
March 27, 1997

               ML DELPHI PREMIER PARTNERS, L.P.
               (A Delaware Limited Partnership)

                        BALANCE SHEETS
                        (000's Omitted)

                                                      December
31,

                                1996        1995

ASSETS
Cash                                     $           $
                                       187         714
Short-Term Investments (Note 2)     39,262         588
Receivable from Tri-Star-ML
Delphi Premier
  Productions, net (Note 4)          2,179      37,301
Receivable from Columbia
Pictures
  (Distributor) (Note 2)               103         110
Interests in Motion Pictures
Released, net of
   accumulated amortization of
$11,527 and
    $11,527, respectively (Note          2           2
2)
Interest in Motion Picture
Venture-Tri-Star-
     ML Delphi Premier                  --          20
Productions
      (Notes 2 & 4)
Motion Picture Costs
Recoverable from
     Special Recoupment
Payments
      (Notes 2 & 5)
                                     1,516       2,576

                     Total               $           $
Assets                              43,249      41,311

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 30          53
  Distribution Payable (Note 9)
                                    38,163          --
                      Total
Liabilities                         38,193          53

Partners' Capital (Notes 1 &
9):
  General Partner                      123         486
  Limited Partners
                                     4,933      40,772

                       Total
Partners' Capital                    5,056      41,258
                       Total
Liabilities and Partners'
                                         $           $
Capital                             43,249      41,311
      See accompanying notes to the financial statements.


               ML DELPHI PREMIER PARTNERS, L.P.
               (A Delaware Limited Partnership)

                   STATEMENTS OF OPERATIONS
          (000's Omitted, except net profit per unit)

                                For the Year Ended December
31,

1996            1995        1994
Net Revenue from Motion
Pictures
    Released (Note 2)              $      $       $
                                   9     17       8
Special Recoupment Payment
     (Recapture) Accrual       (200)    203     186
(Note 5)
Interest Income
                                  76     69      47

                               (115)    289     241
Expenses:
    Management Fee               569    569     569
    Amortization of
Interests in  Motion
       Pictures Released          --      1       1
(Note 2)
    Operating Expenses
                                  93     87      72

                                 662    657     642

Loss before Share of Profit
in Motion
  Picture Venture              (777)  (368)   (401)
Share of Profit in Motion
  Picture Venture--Tri-Star-
ML Delphi
  Premier Productions (Notes
2 & 4)                         2,738  1,156     609

Net Profit                         $      $       $
                               1,961    788     208

Net Profit Per Unit of
Limited
   Partnership Interest            $      $       $
(12,610) units                    58     62      16


      See accompanying notes to the financial statements.


               ML DELPHI PREMIER PARTNERS, L.P.
               (A Delaware Limited Partnership)
                   STATEMENTS OF CASH FLOWS
                        (000's Omitted)

For the Year Ended December 31,

1996                  1995             1994
Cash Flow From Operating
Activities:
Net Profit                               $        $        $
                                     1,961      788      208
Adjustments to reconcile Net
Profit to net cash
   provided by operating
activities:
    Amortization of Interests in
Motion Pictures
      Released                          --        1        1
    Share of Profit in Motion      (2,738)  (1,156)    (609)
Picture Venture
    Distributions from Joint         2,758    1,175      754
Venture
    Changes in Assets and
Liabilities:
        Decrease (Increase) in
Motion Picture Costs
          Recoverable from
Special Recoupment
            Payments                 1,060    (203)    (186)
        Decrease in Receivable
from Columbia
           Pictures (Distributor)        7        3       23
        Decrease in Receivable
from Tri-Star-ML
            Delphi Premier          35,122    2,299    3,168
Productions, net
         Decrease in Accrued
Expenses and
            Accounts Payable
                                      (23)     (10)     (25)
        Net Cash Provided by
Operating Activities                38,147    2,897    3,334
Cash Flow From Investing
Activities:
Purchases of Short-Term            (42,149  (1,671)  (2,181)
Investments                              )
Redemptions of Short-Term
Investments                          3,475    1,985    1,958
       Net Cash (Used) Provided
by Investing
           Activities
                                   (38,674      314    (223)
                                         )
Cash Flow from Financing
Activities:
Distributions to Partners
                                        --  (3,120)  (3,120)
       Net Cash Used by Financing
Activities                              --  (3,120)  (3,120)
 (Decrease) Increase In Cash and
Cash
   Equivalents                       (527)       91      (9)
Cash at beginning of year
                                       714      623      632
Cash at end of year                      $        $        $
                                       187      714      623
      See accompanying notes to the financial statements.

               ML DELPHI PREMIER PARTNERS, L.P.
                (A Delaware Limited Partnership)

          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     FOR THE YEARS ENDED DECEMBER 3l, 1996, 1995 AND 1994
        (000's Omitted, except distributions per unit)

                                   General            Limited
Total
Balance January 1, 1994              $         $         $
                                   538    45,964    46,502

Net Profit for the Year
Ended
  December 31, 1994                  2       206       208

Distributions to Partners
($245 per unit)                   (31)   (3,089)   (3,120)

Balance December 31, 1994          509    43,081    43,590

Net Profit for the Year
Ended
  December 31, 1995                  8       780       788

Distributions to Partners
($245 per unit)                   (31)   (3,089)   (3,120)

Balance December 31, 1995          486    40,772    41,258

Net Profit for the Year
Ended
  December 31, 1996              1,231       730     1,961

Distributions to Partners
($2,900 per unit)              (1,594)  (36,569)  (38,163)

Balance December 31, 1996            $         $         $
                                   123     4,933     5,056



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

June 12, 1986.  ML Delphi Partners, L.P., a Delaware limited partnership (the "General Partner"), is the general partner of the Partnership.  The General Partner, which has the full

responsibility for the management of the Partnership's business,

received a fee for its management services of $569,000 in l996,

l995 and 1994.  A public offering (the "Offering") of limited partnership interests in the Partnership was completed on

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

Profits and losses are allocated  to the General Partner and to the limited partners in accordance with the Partnership

Agreement (see Note 9).

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

$103,000 in 1996 and $110,000 in l995.



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

   As of December 31, 1996 and 1995, the reported amounts of the

Partnership's assets less liabilities were (less) greater than the tax bases by approximately ($40,217,000) and $13,492,000,

respectively.

   (h)  Use of Estimates

   Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and

liabilities and the disclosure of contingent liabilities to

prepare these financial statements in conformity with generally accepted accounting principles.  Actual results could differ from those estimates.

3.  Supplemental Disclosure of Cash Flow Information

   No amounts for interest were paid in 1996, l995 and l994.

   On December 31, 1996 a per unit distribution was declared by the General Partner in the amount of $2,900 per unit for all limited partners of record as of that date.

4.  Transactions with Joint Venture

   (a) PF Interests in Motion Pictures

   The Partnership, through the Joint Venture, acquired PF

interests in twenty-two films for a cost of $l,000,000 per film.

Of these twenty-two films, nineteen were produced by TriStar and three were produced by Columbia.  For the years 1988 through

1995, the Partnership was receiving an amount for each film

based on certain percentages of gross receipts of that film from all sources, with a maximum payment of $l,l25,000 per film.  In addition, the Partnership was also  entitled to receive an

amount based on certain percentages of the aggregate gross

receipts of all PF Interest films excluding U.S. and Canadian domestic theatrical gross receipts.  In any of the years l988 through l995 in which the annual cash return to the Partnership from the PF Interest films would cause the Partnership's

cumulative non-compounded return on the amount of the

Partnership's total funds to be contributed for PF Interest

films to exceed l4% per year, the balance of the amount due was carried forward and was paid, without interest, to the

Partnership in December l996 less the Acceleration Payment

recoupments and the recoupment of the Advance as described

below.

   As of December 31, 1996, the Partnership had an interest in twenty-two Joint Venture PF Interest films all of which had been released.  In each December of 1988 through 1995, TriStar,

through the Joint Venture, made a payment to the Partnership of

$3,l42,000 representing revenue for the PF Interest Films.  In

December l987, $3,l42,000 was also paid to the Partnership,

through the Joint Venture, by TriStar.  Approximately $2,684,000

of the l987 amount represented an advance (the "Advance") which

TriStar recouped, without interest, in December l996 from

revenues earned by the distribution of the Partnership's PF

Interest Films.  Such amount has been netted against the payment received from the Tri-Star Joint Venture (see Note 4(e)).

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

(the "Acceleration Payment").  The Partnership received in the aggregate approximately $8,702,000 with respect to the

Acceleration Payment.  The Acceleration Payment was recouped,

with interest, by TriStar, with certain exceptions, from the payment  received by the Partnership in December 1996 (see Note

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

Venture Films, net revenues have been computed as of December

31, l996, l995 and l994 without the Distributor deducting a

distribution fee, with the exception of four films in 1996, 1995 and 1994 for which a portion of the fees were deducted.

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

$2,179,000 in 1996 consists of $2,220,000 accrued as special recoupment payments, partially offset by a net non-refundable advance of $41,000.  The total receivable of $37,301,000 in l995 consisted of $l5,642,000 accrued as special recoupment payments and $27,025,000 accrued with respect to gross receipts payments from PF Interest films (net of Acceleration Payments of

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

Partnership was entitled to a payment (a "Special Recoupment

Payment") from the Distributors in l996 for each SF Interest film (an "Unrecouped Film") for which the Partnership had not received from the distribution of that film or a sale of the

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

The Special Recoupment Payments to the Tri-Star Joint Venture

based on distribution fees were allocated by the Tri-Star Joint

Venture first to the Partnership to the extent necessary for the

Partnership to recoup (without interest) the amount of its

contributions to the Tri-Star Joint Venture for the production or acquisition of the Unrecouped Films (other than contributions for payments in the nature of interest); any excess would then be allocated to TriStar.  If those distribution fees were

insufficient to enable each Distributor to make the Special

Recoupment Payments with respect to all Unrecouped Films

distributed by it, gross receipts and net proceeds of each

remaining Unrecouped Film distributed by that Distributor were recalculated by including as gross receipts in respect of each such Unrecouped Film the excess, if any, of the minimum payments under its license agreement with Home Box Office, Inc. ("HBO"),

in the case of Columbia, or the minimums determined under the agreement between TriStar and HBO based on the formula for films that commenced principal photography in l986, in the case of

TriStar, and certain minimum amounts in respect of video

cassette and video disc exploitation in excess of the amounts previously included in the gross receipts of that Unrecouped

Film in respect of those arrangements.  The Distributor made a

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

Each Special Recoupment Payment made on the basis of such

recalculation was allocated between the Partnership and TriStar in proportion to their respective interests in the applicable

Unrecouped Film.  The Distributor is entitled to recoup the

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

Recoupment Payments, no distribution fee was deemed received by a Distributor (and therefore no distribution fee will be deemed available for the Special Recoupment Payment) from a film with respect to which the most recent payment by that Distributor was based on gross receipts or from a film that did not reach Cost

Return.

   In December 1996, the Partnership received Special Recoupment

Payments of $860,000 and $16,678,000 from Columbia and the Tri-

Star Joint Venture, respectively.  Based on the anticipated

performance of the three films released by Columbia as of

December 31, 1996 and 1995 $1,516,000 and $2,576,000,

respectively have been accrued by the Columbia Distributor as

Special Recoupment Payments payable to the Partnership.  Based on the anticipated performance of the seventeen SF films

released by the Joint Venture as of December 31, 1996 and 1995,

$2,220,000 and $l5,642,000, respectively have been accrued by the Joint Venture as Special Recoupment Payments allocable to the Partnership.  To the extent available, the Special

Recoupment Payments from the Distributors are expected to enable the Partnership to achieve Cost Return for certain Unrecouped

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

Payments were made in 1996, 1995 and 1994 in the amounts of

$13,000, $9,000 and $81,000, respectively.  Additional Bonus

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

Partnership from the Tri-Star SF Interest films less (b) the

Partnership's contributions for those films in excess of the

Allocated Amount and an amount in the nature of interest on such excess.  Insofar as the selection of these Extra Films is

concerned, the Partnership chose one Extra Film, TriStar chose one Extra Film, and the third Extra Film was jointly chosen.  As of December 31, 1996, all three Extra Films have been selected and released.  Based on the performance of the Extra Films

through December 31, 1996, no receivable has been reflected in the accompanying financial statements.



8. Current Operations

   As of December 31, 1996, the Partnership had an interest in twenty SF Interest films (seventeen of which are owned through the Joint Venture), all of which had been released.

Additionally, the Partnership had an interest in twenty-two PF

Interest films which had been released.  Based on the

performance of the released films during the year ended

December 31, 1996 and after deducting the net operating expenses of the Partnership, the Partnership is reporting a net profit of

$1,961,000 for the year ended December 31, 1996.



9.  Distribution to Partners

       Until the year prior to the limited partners

receiving total distributions equal to their capital

contributions (the "Capital Return"), they will receive 99%

of, and the General Partner will receive 1% of, all cash

distributions.  Following Capital Return and until limited

partners have received total distributions equal to 150% of

Capital Return, the General Partner, in addition to

receiving distributions in respect of 1% interest for which

it has paid, will be entitled to receive distributions in

amounts equal to 10% of all further cash distributions made.

After the limited partners have received total distributions equal to 150% of Capital Return, the General Partner, in

addition to receiving distributions in respect of the 1%

interest for which it has paid, will be entitled to receive

distributions in amounts equal to 15% of all further cash

distributions made.  On December 31, 1996, the Partnership

declared a distribution of $38,163,000 to partners of record on such date.  With this distribution, the limited partners

reached Capital Return.  Accordingly, the General Partner

was entitled to a l0% distribution equaling $1,224,000.



       Prior to the year of reaching Capital Return, income

will be allocated 99% to the limited partners and 1% to the

General Partner.  In years after Capital Return is reached,

allocations of income will be based on the aggregate prior

allocations of income and losses, the aggregate prior cash

distributions and cash available for distribution. Prior to

1996 the limited partners had not reached Capital Return

and, as such, income and losses were allocated 99% to the

limited partners and 1% to the General Partner.  After

reaching Capital Return in 1996 for the purpose of computing the net profit per unit, the net profit is allocated first

to the General Partner to the extent of distributions made

through the end of the year in which Capital Return has been reached and cash then available for distribution with

respect to the right to the additional 10% and 15%

distributions (as applicable) and the balance is then

allocated 99% to the limited partners and 1% to the General

Partner.  For the purpose of computing the net profit per

unit for the year ended December 31, 1996, the net profit

allocated to the General Partner was $1,231,000 with the

remaining $730,000 allocated to the limited partners.

10.  Future Sale of Interests in Films

       The Partnership has begun evaluating the value of its

interest in the film assets for the purpose of possibly selling that interest and liquidating the Partnership.  The General

Partner anticipates that the Partnership may be liquidated in

1998.  No assurance can be provided that the film assets will be sucessfully sold, or if sold, when such sale would occur.  Upon the ultimate sale of the film assets, the Partnership will

commence taking steps to dissolve and liquidate.  Cash

distributions as a result of the liquidation may be made to the partners to the extent, and only to the extent, the proceeds from a sale of the Partnerships' interest in the film assets in connection with the liquidation are in excess of the

Distributors' entitlement to the recoupment described above and a reserve for the Partnership's remaining obligations and

operating expenses.

               REPORT OF INDEPENDENT ACCOUNTANTS

Venturers
Tri-Star - ML Delphi Premier Productions

In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of venturers' capital present fairly, in all material respects, the financial position of Tri-Star - ML Delphi Premier Productions at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Venture's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.









Century City, California
March 14, l997

            TRI-STAR-ML DELPHI PREMIER PRODUCTIONS
                       (A Joint Venture)

                        BALANCE SHEETS
                        (000's Omitted)

                                                      December
31,

1996                      1995
ASSETS
Motion Picture Production  and
Advertising
    Costs, net of accumulated
amortization of
    $280,547 and $279,715,
respectively
     (Notes 1, 2 & 7)                    $     $  1,202
                                       370
Motion Picture Costs Recoverable
from
    Special Recoupment Payments
     (Notes 3, 7 & 8)               31,640       62,590
Receivable from TriStar
Pictures, Inc.
    (Distributor), net (Notes 8                  24,082
& 10)                                1,962
                     Total         $33,972      $87,874
Assets

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,     $31,423      $49,371
Inc. (Note 8)
  Payable to ML Delphi Premier
     Partners, L.P., net (Note                   37,301
8)                                   2,179

                      Total         33,602       86,672
Liabilities

Venturers' Capital (Notes 1, 3,
4 & 5)
  TriStar Pictures, Inc.               370        1,182
   ML Delphi Premier Partners,
L.P.                                    --           20

                       Total                      1,202
Venturers' Capital                     370

                       Total
Liabilities and Venturers'
                                                $87,874
Capital                            $33,972

      See accompanying notes to the financial statements.

            TRI-STAR-ML DELPHI PREMIER PRODUCTIONS
                       (A Joint Venture)

                   STATEMENTS OF OPERATIONS
                        (000's Omitted)

                                                  For the Year
Ended December 31,
                                                         1996
1995          1994
Net Revenues from Motion
Picture
    Exploitation (Note        $       $      $
2)                        1,742   1,138    761

Less: Amortization of
Motion
          Picture
Production and
           Advertising
Costs
            (Notes 2 &
7)                          832     145    188

Income from Operations      910     993    573

Special Recoupment
Payment
     Accrual (Recapture)
      (Notes 3 & 7)         486   2,152  (304)

Interest Income, net      7,417   6,332  5,784
(Notes 7 & 11)

Other Expense (Note 12)
                             --      --  (2,36
                                            3)

Net Income                    $       $      $
                          8,813   9,477  3,690

      See accompanying notes to the financial statements.



           TRI-STAR - ML DELPHI PREMIER PRODUCTIONS
                       (A Joint Venture)

                   STATEMENTS OF CASH FLOWS
                        (000's Omitted)


For the Year Ended December 31,

1996                1995           1994
Cash Flow From Operating
Activities:
Net Income                               $       $        $
                                     8,813   9,477    3,690
Adjustments to reconcile Net
Income to net cash
    provided by operating
activities:
  Amortization of Motion Picture
Production
     and Advertising Costs             832     145      188
  Accrued Distributions to          53,070 (5,390)    2,539
Venturers
  Changes in Assets and
Liabilities:
       Decrease in Payable to ML
Delphi Premier
         Partners, L.P., net       (35,122 (2,299)  (3,168)
                                         )
       (Decrease) Increase in
Payable to TriStar
         Pictures, Inc.            (17,948   7,689      629
                                         )
       Decrease in Receivable
from TriStar
          Pictures, Inc.            22,120   4,128    8,740
(Distributor), net
       Decrease (Increase) in
Motion Picture Costs
          Recoverable from
Special Recoupment
          Payments
                                    30,950 (9,518)  (6,201)

        Net Cash Provided  by
Operating Activities                62,715   4,232    6,417

Cash Flow From Financing
Activities:
Distributions to Venturers
                                   (62,715 (4,232)  (6,417)
                                         )

        Net Cash Used by
Financing Activities               (62,715 (4,232)  (6,417)
                                         )

Net Change in Cash                       0       0        0
Cash at beginning of year
                                         0       0        0
Cash at end of year                      $       $        $
                                         0       0        0


      See accompanying notes to the financial statements.

            TRI-STAR-ML DELPHI PREMIER PRODUCTIONS
                       (A Joint Venture)

               STATEMENTS OF VENTURERS' CAPITAL
     FOR THE YEARS ENDED DECEMBER 3l, 1996, 1995 AND 1994
                        (000's Omitted)

                                                     ML Delphi
Total
                                TriStar,           Premier
Venturers'
                              Pictures Inc.     Partners
Capital
Venturers' Capital as of             $         $         $
January 1, 1994                  1,351       184     1,535

Net Income for the Year
Ended
  December 31, 1994              3,081       609     3,690

Accrued Distributions to
Venturers                      (3,124)     (754)   (3,878)

Venturers' Capital as of         1,308        39     1,347
December 31,
    1994

Net Income for the Year
Ended
  December 31, 1995              8,321     1,156     9,477

Accrued Distributions to
Venturers                      (8,447)   (1,175)   (9,622)

Venturers' Capital as of
December 31,
    1995                         1,182        20     1,202

Net Income for the Year
Ended
  December 31, 1996              6,075     2,738     8,813

Accrued Distributions to
Venturers                      (6,887)   (2,758)   (9,645)

Venturers' Capital as of
December 31,
    1996                             $         $         $
                                   370        --       370

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

Columbia Pictures Industries, Inc. ("Columbia").  In December

1996, the Partnership received a final net payment from the

Joint Venture based on the gross receipts of those films and, as such, the Partnership's interests in those films ceased.  The

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

Delphi V Productions.  The Joint Venture an interest of l0% in two and 50% in one of these three films.  With respect to one

Joint Venture Film in which the Joint Venture has a l00%

interest, Tri-Star-Delphi IV Productions acquired a l0%

participation interest which was derived from TSPI's interest in that film through the Joint Venture.  All seventeen Joint

Venture Films and all twenty-two PF Interest Films had been

released as of December 31, 1996.

   All of the Joint Venture's films are to be distributed

pursuant to a distribution agreement with TSPI (the

"Distributor").  The general partner of the Partnership is

affiliated with the general partner of DFA IV and DFA V.

   The Partnership acquired an SF Interest in three films

released by Columbia, which are similar to the Joint Venture's

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

   Net revenues accrued at December 31, 1996, 1995 and 1994 were computed without deducting a distribution fee to the Distributor in light of the results of the films released through those

respective dates, with the exception of five films in 1996 and four films in 1995 and 1994 for which a portion of the

distribution fees were deducted.

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



3. Special Recoupment Payments (See Note 7)

   The Joint Venture was entitled to a payment  (a "Special

Recoupment Payment") from the Distributor in 1996 with respect to each film (an "Unrecouped Film") for which the Joint Venture had not received from the film's distribution (or its sale) an amount equal to the amount spent by the Joint Venture to produce or acquire an interest in the film (other than amounts spent for payments in the nature of interest).  Each Special Recoupment

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

Joint Venture based on distribution fees were allocated by the

Joint Venture first to the Partnership to the extent necessary for the Partnership to recoup (without interest) the amount of its contributions to the Joint Venture for the production or acquisition of the Unrecouped Films (other than contributions for payments in the nature of interest); any excess would then be allocated to TSPI.  As those distribution fees were

insufficient to enable the Distributor to make the Special

Recoupment Payments with respect to all Unrecouped Films, gross receipts and net proceeds of each remaining Unrecouped Film were recalculated by including as gross receipts in respect of that

Unrecouped Film the excess, if any, of the minimum payments

under the Distributor's license agreement with Home Box Office,

Inc., and certain minimum amounts in respect of video cassette and video disc exploitation over the amounts previously included in the gross receipts of that Unrecouped Film in respect of

those arrangements.  The Distributor made Special Recoupment

Payments to the Joint Venture to the extent of the additional gross receipts or net proceeds payable to the Joint Venture as a result of the recalculation, but only up to the amount of the unrecouped contributions (other than contributions for payments in the nature of interest) for the production or acquisition of that Unrecouped Film; each Special Recoupment Payment made on the basis of such recalculation was allocated between the

Partnership and TSPI in proportion to their respective interests in the applicable Unrecouped Film.  The Distributor is entitled to recoup the Special Recoupment Payments made on either basis in respect of each Unrecouped Film, with an amount in the nature of interest, from the Joint Venture's share of subsequent gross receipts or net proceeds of that Unrecouped Film and from the proceeds of any sale of the Partnership's interest in that

Unrecouped Film or amounts allocable to that Unrecouped Film upon a sale of the Partnership's interest in the Joint Venture.

In calculating the amount of distribution fees available for the

Special Recoupment Payments, no distribution fee was deemed

received by the Distributor (and therefore no distribution fee will be deemed available for the Special Recoupment Payment)

from a film with respect to which the most recent payment to the

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

Payments will be equal to 30% of the first $9,000,000 of cash profits received by the Partnership.  Bonus Profit Payments were made in 1996, l995 and l994 in the amounts of $13,000, $9,000 and $81,000, respectively.  Additional Bonus Profit Payments will be made to the extent earned, in installments without

interest, and continue on a quarterly basis to the extent

subsequently earned until reaching the maximum Profit Payments.



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

Partnership from the TSPI SF Interest films less (b) the

Partnership's contributions for those films in excess of the

Allocated Amount and an amount in the nature of interest on such excess.  As of December 31, 1996, all three Extra Films had been selected and released by TriStar.  Due to the results of their release to date, the Joint Venture is not expected to receive any profit participation from those films.



6.  Income Taxes

   No provision for income taxes is made in the Joint Venture's financial statements since the venturers treat the Joint Venture as a partnership for income tax purposes, with all income tax consequences flowing directly to the venturers.

     As of October 31, 1996 and 1995 (the Joint Venture's tax

year end is October 31), the tax bases of the Joint Venture's assets less liabilities exceeded amounts reported in the

financial statements at December 31, 1996 and l995 by

approximately $72,095,000 and $35,499,000, respectively.

Management estimates that the tax bases of the Joint Venture's assets and liabilities did not differ significantly between

October 31 and December 31 in l996 and l995 with the exception of  payments in the aggregate of $60,919,000 received and

subsequently distributed in December 1996.



7.  Current Operations

   As of December 31, 1996, the Distributor had released

seventeen SF Interest films in which the Joint Venture has an interest.  The Joint Venture is not expected to recoup its

investment in twelve of these SF Interest films out of the

proceeds from their distribution.  However, due to the Special

Recoupment Payment referred to below, the Partnership is

expected to recoup its investment in these films.  In addition,

one of these SF Interest films has also been designated as a PF

Interest film and the Distributor had released another twenty-

one PF films (see Note l).  For the years ended December 31,

1996, 1995 and 1994, motion picture production and advertising costs have been reduced by amortization of $832,000, $145,000 and $188,000, respectively.

   Based upon the anticipated performance of the films in

release, it is expected that the Distributor will be required to make Special Recoupment Payments to the Joint Venture with

respect to its SF Interest films (see Note 3).  Accordingly,

approximately $31,640,000 and $62,590,000 have been accrued as

Motion Picture Costs Recoverable from Special Recoupment

Payments at December 31, 1996 and 1995, respectively, in the accompanying financial statements.  The accrued Motion Picture

Costs Recoverable from Special Recoupment Payments at December

31, 1995 have been discounted at 13% from December 1996.  The current year decrease in Motion Picture Costs Recoverable from

Special Recoupment Payments of approximately $30,950,000

consists of a payment received in December 1996 of $40,149,000,

offset by an increase in the principal amount of approximately

$486,000 and an increase of approximately $8,713,000 due to the reduction in the discount period.



8. Receivables and Payables

       Analysis of the Joint Venture's receivables and payables is as follows:

                                             AT DECEMBER 31, 1996

                               Receivable   Payable    Payable
                                  from        to         to
                               Distributor           TriStar
Partnership
                                          (000's omitted)

Net Proceeds and Gross Receipts$      1,962$ 2,003$     (41)

Accrued Special Recoupment
  Payments                                              31,640
29,420       2,220

       Total                                         $ 33,602
$31,423    $ 2,179


                                             AT DECEMBER 31, 1995

                               Receivable   Payable    Payable
                                  from        to         to
                               Distributor           TriStar
Partnership
                                          (000's omitted)

Net Proceeds and Gross Receipts  $24,082    $2,423   $21,659

Accrued Special Recoupment
  Payments                                              62,590
46,948  15,642

       Total                                          $86,672
$49,371    $37,301

9. PF Interest Payments

   Payments in respect of PF Interest films began December 8,

l987 and were made annually by the Distributor.  In any of the years l988 through l995 in which the annual cash return to the

Partnership from the PF Interest films would cause the

Partnership's cumulative non-compounded return on the amount of the Partnership's total contributions for PF Interest films to exceed l4% per year, the balance of the amount due was carried forward and paid without interest to the Partnership on December

23, l996.  On that date, the Distributor made a final net

payment of $20,770,000 to the Partnership based on the gross receipts through the date of the payment in l996, and also on the additional gross receipts estimated to be received by the

Distributor from the distribution of all PF Interest films

(subject to discount under certain circumstances) during the next seven years.  Following the final payment, the

Partnership's PF Interests in films ceased.

   l0.    Advance

   On December 8, l987, the Distributor was contractually

obligated to make a payment to the Partnership of $3,l42,000 representing a return to the Partnership equal to l4% of the amount of the Partnership's total funds to be contributed for PF

Interests in films.  Because net proceeds generated from TSPI with respect to the PF Interest film were not sufficient to

provide a l4% return to the Partnership, $2,684,000 was advanced to the Partnership.  This advance was recouped by the

Distributor and reflected as a reduction in the payment from the

Distributor from the December 23, l996 PF Payment. There were no further payments of $3,142,000 after December 31, 1995.



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

Payment").  The Acceleration Payment was recouped with interest,

by TriStar, with certain exceptions, from the payment received by the Partnership with respect to the PF Interest films in

December 1996.  The Partnership received, through the Joint

Venture, approximately $8,702,000, in the aggregate, with

respect to the Acceleration Payments.  For the years ended

December 31, 1996, 1995 and 1994, approximately $1,296,000,

$1,034,000 and $721,000 of interest expense has been recognized on the Acceleration Payments and has been offset against

Interest Income in the accompanying financial statements.



12.  Foreign Exchange Gains and Losses

   The distribution agreement between the Joint Venture and the

Distributor provides that revenues earned in foreign currencies be valued as of the date that monies are remitted or are "freely remittable" to the United States.  Other Expense for the year ended

December 31, l994 of $2,363,000 represents the cumulative difference between the monies remitted in U.S. dollars and the value previously recorded based on the exchange rate at the time of revenue

recognition in the applicable international territory.  No such revenue adjustment was necessary in 1996 or 1995.