Form 10-Q
period 1997-03-31
ML DELPHI PREMIER PARTNERS LP
filed 1997-05-14
CIK 795252

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of
             the Securities Exchange Act of 1934
            For the Quarter Ended March 31, 1997

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
                       (000's Omitted)
                          Unaudited

                                    March    December
                                31,         31,

                                1997        1996

ASSETS
Cash                                     $           $
                                       255         187
Short-Term Investments               1,075      39,262
Receivable from Tri-Star-ML
Delphi Premier
  Productions, net                     400       2,179
Receivable from Columbia
Pictures
  (Distributor)                        118         103
Interests in Motion Pictures
Released, net of
   accumulated amortization of
$11,529 and
    $11,527, respectively                0           2
Motion Picture Costs
Recoverable from
     Special Recoupment
Payments                                 0       1,516

           Total Assets                  $           $
                                     1,848      43,249

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 18          30
  Distribution Payable
                                         0      38,163
            Total Liabilities
                                        18      38,193

Partners' Capital (Note 2):
  General Partner                    (140)         123
  Limited Partners
                                     1,970       4,933

            Total Partners'
Capital                              1,830       5,056

            Total Liabilities            $           $
and Partners' Capital                1,848      43,249

     See accompanying notes to the financial statements.


              ML DELPHI PREMIER PARTNERS, L.P.
              (A Delaware Limited Partnership)
                  STATEMENTS OF OPERATIONS
         (000's Omitted, except net profit per unit)
                          Unaudited



For the Three Months Ended March 31,

1997               1996
Net Revenue from Motion
Pictures
     Released                     $        $
                                 15        3
Special Recoupment Payment
     Accrual                      0       53
Interest Income
                                115        9

                                130       65
Expenses:
    Management Fee                0      142
    Amortization of
Interests in
       Motion Pictures            2        0
Released
    Operating Expenses
                                 78        9

                                 80      151

Profit (Loss)before Share
of Profit
  in Motion Picture              50     (86)
Venture
Share of Profit in Motion
  Picture Venture--Tri-
Star-
   ML-Delphi Premier
Productions                      50      464

Net Profit                        $        $
                                100      378

Net Profit Per Unit of
Limited
   Partnership Interest
   (12,610 units)                 $        $
                                  0       30



     See accompanying notes to the financial statements.



              ML DELPHI PREMIER PARTNERS, L.P.
              (A Delaware Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited

For the Three Months Ended March 31,

1997                          1996
Cash Flow From Operating Activities:
Net Profit                                     $         $
                                             100       378
Adjustments to reconcile Net Profit
to net cash
   provided (used) by operating
activities:
    Share of Profit in Motion Picture       (50)     (464)
Venture
    Distributions from Joint Venture          50       484
    Changes in Assets and
Liabilities:
        Increase in Prepaid Expense            0     (427)
        Decrease (Increase) in Motion
Picture Costs
          Recoverable from Special
Recoupment
            Payments                       1,516      (53)
        (Increase) Decrease in
Receivable from
           Columbia Pictures                (15)         1
(Distributor)
         Decrease (Increase) in
Receivable from
            Tri-Star-ML Delphi             1,779     (425)
Premier Productions, net
         Decrease in Accrued Expenses
and
            Accounts Payable
                                            (12)      (22)
        Net Cash Provided (Used) by
Operating Activities                       3,368     (528)

Cash Flow From Investing Activities:
Purchases of Short-Term Investments
                                         (7,551)     (108)
Redemptions of Short-Term Investments
                                          45,738         0
       Net Cash Provided (Used) by
Investing Activities                      38,187     (108)

Cash Flow from Financing Activities:
Distributions to Partners
                                        (41,487)         0
       Net Cash Used by Financing
Activities                              (41,487)         0

Increase (Decrease) In Cash                   68     (636)
Cash at beginning of period
                                             187       714
Cash at end of period                          $         $
                                             255        78
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

They do not include all information and notes required by

generally accepted accounting principles for complete

financial statements.  There has been no material change in

the information disclosed in the notes to financial

statements of the Partnership included in the Annual Report

on Form 10-K for the year ended December 31, 1996.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Partnership as of March 31, 1997

and the results of operations and cash flows for the periods ended March 31, 1997 and 1996.  Results of operations for

the three month period ended March 31, 1997 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    As of March 31, 1997, the Partnership had an interest

in twenty SF Interest films, three of which are owned

directly and distributed through Columbia Pictures

("Columbia") and seventeen of which are owned through a

Joint Venture with TriStar Pictures, Inc.  ("TriStar").  In

addition, as of March 31, 1997, the Partnership has an

interest in three Extra Films through the Tri-Star Joint

Venture.  All films in which the Partnership has an

interest, as of March 31, 1997, have completed their

theatrical release and are being distributed in various

ancillary markets.

    Based on the anticipated performance of one SF Interest

film released through the Tri-Star Joint Venture, it is

expected that the Distributor of the Tri-Star Joint Venture

will be required to make a Special Recoupment Payment with

respect to that film.  Accordingly, distribution fees earned and expected to be earned by the Distributor as of March 31,

1997 of approximately $448,000 have been accrued by the

Partnership as a receivable from the Tri-Star Joint Venture.

    For the purpose of computing the net profit per unit,

the net profit for the period is computed in accordance with the Partnership Agreement.

3.  Additional Information

    Additional information, including the audited year end

1996 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Partnership's Annual

Report on Form 10-K for the year ended December 31, 1996 on

file with the Securities and Exchange Commission.

Management's Discussion and Analysis of Financial Condition and Results of Operations

a.  Financial Condition


    The Partnership has fully satisfied its commitment to

contribute funds to the Tri-Star Joint Venture and to

Columbia for the production of, and acquisition of SF

Interests in, films.  As of March 31, 1997, the Partnership

held cash of approximately $255,000 and short-term

investments of approximately $1,075,000.

    The Partnership commenced cash distributions to its

partners in December 1987.  Distributions through March 31,

1997 to the limited partners have aggregated $6,100 per

unit.  Accordingly, the limited partners have received cash

distributions in excess of their original investment in the

Partnership.

       The Partnership has begun evaluating the value of its

interest in the film assets for the purpose of possibly

selling that interest and liquidating the Partnership.  The

General Partner anticipates that the Partnership may be

liquidated in 1998.  No assurance can be provided that the

film assets will be sucessfully sold, or if sold, when such

sale would occur.  Upon the ultimate sale of the film assets,

the Partnership will commence taking steps to dissolve and

liquidate.  Cash distributions as a result of the liquidation may be made to the partners to the extent, and only to the

extent, the proceeds from a sale of the Partnerships'

interest in the film assets in connection with the

liquidation are in excess of the Distributors' entitlement to the recoupment of Special Recoupment Payments and a reserve

for the Partnership's remaining obligations and operating

expenses.

    Since the Partnership's obligations to make

contributions to the Tri-Star Joint Venture for the

production of, and acquisition of interests in, films have

been satisfied, all revenue received by the Partnership (for other than Unrecouped Films) is used to pay operating

expenses of the Partnership and to make cash distributions

to partners.  The Partnership does not anticipate

significant future revenues and accordingly, the Partnership does not currently anticipate making cash distributions to

partners on a quarterly basis.  However, the Partnership may make future distributions if it realizes proceeds from its

interest in films or from the sale of its interest in films

(should the sale occur) net of a reserve for the

Partnership's operating expenses.

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

Interest films.

    For the three month period ended March 31, 1997, the

Tri-Star Joint Venture had a net profit of which the

Partnership's share was approximately $50,000, and the

Partnership had an overall net profit of approximately

$100,000.  The Partnership's share of the Tri-Star Joint

Venture's net profit was primarily due to revenue accrued

with respect to certain films offset, in part, by the

recapture of Special Recoupment Payments.  The variance

between the Partnership's share of the Tri-Star Joint

Venture's net profit and the Partnership's net profit was

primarily due to the amount by which the Partnership's

interest income earned on Partnership funds and revenue

recognized with respect to films owned directly exceeded the

Partnership's expenses (including amortization of the

Partnership's direct interest in motion pictures).

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

    The Partnership reports net revenue from motion picture

exploitation for the three films in which it owns interests

directly.  The increase in net revenue for the three month

period ended March 31, 1997 as compared with the

corresponding period in 1996 is due primarily to an increase in the accrual of syndicated television revenues in 1997.

    The increase in interest income for the three month

period ended March 31, 1997 as compared with the

corresponding period in 1996 was due primarily to more funds being available for short-term investments as well as higher interest rates earned on short-term investments during 1997.

    The decrease in total expenses for the three month

period ended March 31, 1997 (inclusive of amortization of

the Partnership's direct interest in motion pictures) as

compared with the corresponding period in 1996 was primarily attributable to the Management Fee incurred in 1996 but not

in 1997 due to the expiration of the Management Fee

arrangement at the end of 1996 offset, in part, by an

increase in Operating Expenses.  The increase in Operating

Expenses is due primarily to the increase in the

reimbursement to the General Partner in 1997 for out-of-

pocket expenses incurred in connection with its management

of the Partnership's business.

           TRI-STAR- ML DELPHI PREMIER PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited


                                      March   December
                                 31,          31,

                                 1997         1996

ASSETS
Motion Picture Production  and
Advertising
    Costs, net of accumulated
amortization of
    $280,584 and $280,547,        $     333              $
respectively                                           370
Motion Picture Costs Recoverable
from
    Special Recoupment Payments       7,149         31,640
Receivable from TriStar
Pictures, Inc.
    (Distributor), net
                                      1,931          1,962
                     Total         $  9,413   $     33,972
Assets

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,     $  8,680    $    31,423
Inc.
  Payable to ML Delphi Premier
     Partners, L.P., net                             2,179
                                        400

                      Total           9,080         33,602
Liabilities

Venturers' Capital:
  TriStar Pictures, Inc.                333            370
   ML Delphi Premier Partners,
L.P.                                      0              0

                       Total
Venturers' Capital                      333            370

                       Total
Liabilities and Venturers'
                                          $  $      33,972
Capital                               9,413

     See accompanying notes to the financial statements.

           TRI-STAR-ML DELPHI PREMIER PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited


                                              For the Three
Months Ended March 31,

1997         1996
Net Revenues From Motion
Picture
    Exploitation              $       $
                            378     524

Less: Amortization of
Motion
          Picture
Production and
           Advertising
Costs                        37      90

Income from Operations      341     434

Special Recoupment
Payment
      Recapture            (63)       0

Interest Income, net
                              0   1,803

Net Income                    $       $
                            278   2,237





     See accompanying notes to the financial statements.



          TRI-STAR - ML DELPHI PREMIER PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Three Months Ended March 31,

1997                              1996
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                           278       2,237
Adjustments to reconcile Net
Income to net cash
    provided by operating
activities:
  Amortization of Motion Picture
Production
     and Advertising Costs                  37          90
  Accrued Distributions to              24,522     (2,073)
Venturers
  Changes in Assets and
Liabilities:
       (Decrease) Increase in
Payable to ML Delphi
         Premier Partners, L.P.,       (1,779)         425
net
       (Decrease) Increase in
Payable to TriStar
         Pictures Inc., net           (22,743)       1,647
       Decrease (Increase) in
Receivable from
          Tri-Star Pictures, Inc.           31        (10)
(Distributor), net
       Decrease (Increase) in
Motion Picture Costs
          Recoverable from
Special Recoupment
          Payments
                                        24,491     (2,062)
        Net Cash Provided  by
Operating Activities                    24,837         254

Cash Flow From Financing
Activities:
Distributions to Venturers
                                      (24,837)       (254)

        Net Cash Used by
Financing Activities                  (24,837)       (254)

Net Change in Cash                           0           0

Cash at beginning of period
                                             0           0

Cash at end of period                        $           $
                                             0           0

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

"Joint Venture") included in the Annual Report on Form 10-K

of ML Delphi Premier Partners, L.P. (the "Partnership") for

the year ended December 31, 1996.  The information furnished includes all adjustments which are, in the opinion of

management, necessary to present fairly the financial

position of the Joint Venture as of March 31, 1997 and the

results of its operations and cash flows for the periods

ended March 31, 1997 and 1996.  Results of operations for

the period ended March 31, 1997 are not necessarily

indicative of the results that may be expected for the

entire fiscal year.

2.  Current Operations

    All seventeen SF Interest films in which the Joint

Venture has an interest have completed their theatrical

release and are being distributed in various ancillary

markets. In addition, the Joint Venture has an interest in

three Extra Films which have completed their theatrical

release and are being distributed in various ancillary

markets.  For the three month period ended March 31, 1997,

the Joint Venture is reporting net revenue of $378,000, due

primarily to the performance of various SF Interest films in the worldwide free television market.  For the three month

period ended March 31, 1997, the Joint Venture recorded a

decrease of $63,000 in the Special Recoupment Payment

accrual due to a decrease in the estimated distribution fee

to be earned by its Distributor.

    For the three month period ended March 31, 1996, the

Joint Venture reported net revenue of $524,000, due

primarily to the performance of various PF Interest films in the worldwide free television market and to the performance

of various SF Interest films in the worldwide free

television market and one SF Interest film in the pay

television market.  In addition, for the three month period

ended March 31, 1996, the Joint Venture recorded net

interest income of $1,803,000, due primarily to the decrease in the discount period relating to the Special Recoupment

Payment net of interest expense related to the Acceleration

Payments.

3.  Additional Information

    Additional information, including the audited year end

1996 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Annual Report on

Form 10-K of the Partnership for the year ended December 31,

1996.

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


                              ML DELPHI PREMIER PARTNERS,
L.P.
                              A Delaware Limited Partnership

                              By:  ML DELPHI PARTNERS, L.P.,
                                   General Partner

                              By:  ML Film Entertainment
Inc.,
                                   general partner




May 13, 1997
/s/ Roger F. Castoral, Jr.
       Date
Roger F. Castoral, Jr.

Vice President and Treasurer of the

Managing Partner of the General Partner

(principal financial officer and principal

accounting officer of the Registrant)



May 13, 1997                  /s/ Steven N.
Baumgarten
     Date                     Steven N. Baumgarten
                              Director and Vice President of
the                                        general partner
of the General Partner