Form 10-Q
period 1997-06-30
ML DELPHI PREMIER PARTNERS LP
filed 1997-08-14
CIK 795252

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the Quarter Ended June 30, 1997

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
                       (000's Omitted)
                          Unaudited

                                      June   December
                                30,         31,

                                1997        1996

ASSETS
Cash                                     $           $
                                       266         187
Short-Term Investments               1,026      39,262
Receivable from Tri-Star-ML
Delphi Premier
  Productions, net                     406       2,179
Receivable from Columbia
Pictures
  (Distributor)                        157         103
Interests in Motion Pictures
Released, net of
   accumulated amortization of
$11,529 and
    $11,527, respectively                0           2
Motion Picture Costs
Recoverable from
     Special Recoupment
Payments                                 0       1,516

           Total Assets                  $           $
                                     1,855      43,249

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                  7          30
  Distribution Payable
                                         0      38,163
            Total Liabilities
                                         7      38,193

Partners' Capital (Note 2):
  General Partner                    (122)         123
  Limited Partners
                                     1,970       4,933

            Total Partners'
Capital                              1,848       5,056

            Total Liabilities            $           $
and Partners' Capital                1,855      43,249

     See accompanying notes to the financial statements.


              ML DELPHI PREMIER PARTNERS, L.P.
              (A Delaware Limited Partnership)
                  STATEMENTS OF OPERATIONS
         (000's Omitted, except net profit per unit)
                          Unaudited



For the Three Months     For the Six Months
                                  Ended June 30,
Ended June 30,

1997               1996         1997           1996
Net Revenue from Motion
Pictures
     Released                   $       $      $       $
                               39       0     54       3
Special Recoupment Payment
     Accrual                    0      55      0     108
Interest Income
                               15      10    130      19

                               54      65    184     130
Expenses:
    Management Fee              0     143      0     285
    Amortization of
Interests in
       Motion Pictures          0       0      2       0
Released
    Operating Expenses
                               86      20    164      29

                               86     163    166     314

(Loss) Profit before Share
of
  Profit in Motion Picture   (32)    (98)     18   (184)
Venture
Share of Profit in Motion
  Picture Venture--Tri-
Star-
   ML-Delphi Premier
Productions                    50     419    100     883

Net Profit                      $       $      $       $
                               18     321    118     699

Net Profit Per Unit of
Limited
   Partnership Interest
   (12,610 units)               $       $      $       $
                                0      25      0      55



     See accompanying notes to the financial statements.



              ML DELPHI PREMIER PARTNERS, L.P.
              (A Delaware Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited

For the Six Months Ended June 30,

1997                          1996
Cash Flow From Operating Activities:
Net Profit                                     $         $
                                             118       699
Adjustments to reconcile Net Profit to
net cash
   provided (used) by operating
activities:
    Amortization of Interests in               2         0
Motion Pictures Released
    Share of Profit in Motion Picture      (100)     (883)
Venture
    Distributions from Joint Venture         100       903
    Changes in Assets and Liabilities:
        Increase in Prepaid Expense            0     (284)
        Decrease (Increase) in Motion
Picture Costs
          Recoverable from Special         1,516     (108)
Recoupment Payments
        (Increase) Decrease in
Receivable from Columbia
           Pictures (Distributor)           (54)         5
         Decrease (Increase) in
Receivable from
           Tri-Star-ML Delphi Premier      1,773     (657)
Productions, net
         Decrease in Accrued Expenses
and
            Accounts Payable
                                            (23)      (41)
        Net Cash Provided (Used) by
Operating Activities                       3,332     (366)

Cash Flow From Investing Activities:
Purchases of Short-Term Investments      (8,088)
                                                     (939)
Redemptions of Short-Term Investments
                                          46,324       682
       Net Cash Provided (Used) by
Investing Activities                      38,236     (257)

Cash Flow from Financing Activities:
Distributions to Partners
                                        (41,489)         0
       Net Cash Used by Financing
Activities                              (41,489)         0

Increase (Decrease) In Cash                   79     (623)
Cash at beginning of period
                                             187       714
Cash at end of period                          $         $
                                             266        91

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

They do not include all information and notes required by

generally accepted accounting principles for complete

financial statements.  There has been no material change in

the information disclosed in the notes to financial

statements of the Partnership included in the Annual Report

on Form 10-K for the year ended December 31, 1996.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Partnership as of June 30, 1997

and the results of operations and cash flows for the periods ended June 30, 1997 and 1996.  Results of operations for the three and six month periods ended June 30, 1997 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    As of June 30, 1997, the Partnership had an interest in

twenty SF Interest films, three of which are owned directly

and distributed through Columbia Pictures ("Columbia") and

seventeen of which are owned through a Joint Venture with

TriStar Pictures, Inc.  ("TriStar").  In addition, as of

June 30, 1997, the Partnership has an interest in three

Extra Films through the Tri-Star Joint Venture.  All films

in which the Partnership has an interest, as of June 30,

1997, have completed their theatrical release and are being

distributed in various ancillary markets.

    Based on the anticipated performance of one SF Interest

film released through the Tri-Star Joint Venture, it is

expected that the Distributor of the Tri-Star Joint Venture

will be required to make a Special Recoupment Payment with

respect to that film.  Accordingly, distribution fees earned and expected to be earned by the Distributor as of June 30,

1997 of approximately $454,000 have been accrued by the

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

Columbia for the production of, and acquisition of SF

Interests in, films.  As of June 30, 1997, the Partnership

held cash of approximately $266,000 and short-term

investments of approximately $1,026,000.

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

General Partner anticipates that the Partnership may be

liquidated in 1998.  No assurance can be provided that the

film assets will be successfully sold, or if sold, when such sale would occur.  Upon the ultimate sale of the film assets,

the Partnership will commence taking steps to dissolve and

liquidate.  Cash distributions as a result of the liquidation may be made to the partners to the extent, and only to the

extent, the proceeds from a sale of the Partnerships'

interest in the film assets in connection with the

liquidation are in excess of the Distributors' entitlement to the recoupment of Special Recoupment Payments and a reserve

for the Partnership's remaining obligations and operating

expenses.

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

Interest films.

    For the three month period ended June 30, 1997, the Tri-

Star Joint Venture had a net profit of which the

Partnership's share was approximately $50,000, and the

Partnership had an overall net profit of approximately

$18,000.  The Partnership's share of the Tri-Star Joint

Venture's net profit was primarily due to revenue accrued

with respect to certain films.  The variance between the

Partnership's share of the Tri-Star Joint Venture's net

profit and the Partnership's net profit was primarily due to the amount by which the Partnership's expenses exceeded

revenue recognized with respect to films owned directly and

interest income earned on Partnership funds.

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

    For the six month period ended June 30, 1997, the Tri-

Star Joint Venture had a net profit of which the

Partnership's share was approximately $100,000, and the

Partnership had an overall net profit of approximately

$118,000.  The Partnership's share of the Joint Venture's

net profit was primarily due to revenue accrued with respect to certain films.  The variance between the Partnership's

share of the Tri-Star Joint Venture's net profit and the

Partnership's net profit was primarily due to the amount by

which the Partnership's interest income earned on

Partnership funds and revenue  recognized with respect to

films owned directly exceeded the Partnership's expenses

(including amortization of the Partnership's interest in

motion pictures).

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

    The Partnership reports net revenue from motion picture

exploitation for the three films in which it owns interests

directly.  The increase in net revenue for the three and six month periods ended June 30, 1997 as compared with the

corresponding periods in 1996 is due primarily to an

increase in the accrual of syndicated television revenues in

1997.

    The increase in interest income for the three and six

month periods ended June 30, 1997 as compared with the

corresponding periods in 1996 was due primarily to more

funds being available for short-term investments as well as

higher interest rates earned on short-term investments

during 1997.

    The decrease in total expenses for the three and six

month periods ended June 30, 1997 (inclusive of amortization of the Partnership's direct interest in motion pictures) as

compared with the corresponding periods in 1996 was

primarily attributable to the Management Fee incurred in

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

           TRI-STAR- ML DELPHI PREMIER PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited


                                        June
                                 30,          December
                                              31,

                                 1997         1996

ASSETS
Motion Picture Production  and
Advertising
    Costs, net of accumulated
amortization of
    $280,714 and $280,547,        $     475              $
respectively                                           370
Motion Picture Costs Recoverable
from
    Special Recoupment Payments       6,809         31,640
Receivable from TriStar
Pictures, Inc.
    (Distributor), net
                                      2,022          1,962
                     Total         $  9,306   $     33,972
Assets

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,     $  8,425    $    31,423
Inc.
  Payable to ML Delphi Premier
     Partners, L.P., net                             2,179
                                        406

                      Total                         33,602
Liabilities                           8,831

Venturers' Capital:
  TriStar Pictures, Inc.                475            370
   ML Delphi Premier Partners,
L.P.                                      0              0

                       Total
Venturers' Capital                      475            370

                       Total
Liabilities and Venturers'
                                          $  $      33,972
Capital                               9,306

     See accompanying notes to the financial statements.

           TRI-STAR-ML DELPHI PREMIER PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited


                                                        For
the Three Months    For the Six Months
                          Ended June 30,        Ended June
30,

1997                 1996     1997              1996
Net Revenues From Motion
Picture
    Exploitation              $       $      $       $
                            681     414  1,059     938

Less: Amortization of
Motion
          Picture
Production and
           Advertising
Costs                       130      36    167     126

Income from Operations      551     378    892     812

Special Recoupment
Payment
     Recapture             (53)       0  (116)       0

Interest Income, net
                              0   1,868      0   3,671

Net Income                    $       $      $       $
                            498   2,246    776   4,483





     See accompanying notes to the financial statements.



          TRI-STAR - ML DELPHI PREMIER PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Six Months Ended June 30,

1997                        1996
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                           776       4,483
Adjustments to reconcile Net
Income to net cash
    provided by operating
activities:
  Amortization of Motion Picture
Production
     and Advertising Costs                 167         126
  Accrued Distributions to              24,771     (3,576)
Venturers
  Changes in Assets and
Liabilities:
       (Decrease) Increase in
Payable to ML Delphi
         Premier Partners, L.P.,       (1,773)         657
net
       (Decrease)Increase in
Payable to TriStar
         Pictures Inc., net           (22,998)       2,919
       (Increase) Decrease in
Receivable from
          Tri-Star Pictures, Inc.         (60)         615
(Distributor), net
        Decrease  (Increase) in
Motion Picture Costs
          Recoverable from
Special Recoupment
          Payments
                                        24,831     (4,191)
        Net Cash Provided  by
Operating Activities                    25,714       1,033
Cash Flow From Financing
Activities:
Distributions to Venturers
                                      (25,714)     (1,033)

        Net Cash Used by
Financing Activities                  (25,714)     (1,033)

Net Change in Cash                           0           0

Cash at beginning of period
                                             0           0

Cash at end of period                        $           $
                                             0           0

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

"Joint Venture") included in the Annual Report on Form 10-K

of ML Delphi Premier Partners, L.P. (the "Partnership") for

the year ended December 31, 1996.  The information furnished includes all adjustments which are, in the opinion of

management, necessary to present fairly the financial

position of the Joint Venture as of June 30, 1997 and the

results of its operations and cash flows for the periods

ended June 30, 1997 and 1996.  Results of operations for the period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

1997, the Joint Venture is reporting net revenue of $681,000 and $1,059,000, respectively, due primarily to the

performance of various SF Interest films in the worldwide

free television market.  For the six month period ended June

30, 1997, the Joint Venture recorded a decrease of $116,000

in the Special Recoupment Payment accrual due to a decrease

in the estimated distribution fee to be earned by its

Distributor.

    For the three and six month periods ended June 30,

1996, the Joint Venture reported net revenue of $414,000 and

938,000, respectively, due primarily to the performance of

various PF Interest films in the pay television and

worldwide free television markets and to the performance of

various SF Interest films in the worldwide free television

market and one SF Interest film in the pay television

market.  In addition, for the three and six month periods

ended June 30, 1996, the Joint Venture recorded net interest income of $1,868,000 and $3,671,000, respectively, due

primarily to the decrease in the discount period relating to the Special Recoupment Payment net of interest expense

related to the Acceleration Payments.

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




August 13, 1997
/s/ Roger F. Castoral, Jr.
       Date
Roger F. Castoral, Jr.

Vice President and Treasurer of the

Managing Partner of the General Partner

(principal financial officer and principal

accounting officer of the Registrant)



August 13, 1997               /s/ Steven N.
Baumgarten
     Date                     Steven N. Baumgarten
                              Director and Vice President of
the                                        general partner
of the General Partner