Form 10-Q
period 1997-09-30
ML DELPHI PREMIER PARTNERS LP
filed 1997-11-13
CIK 795252

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of
             the Securities Exchange Act of 1934
          For the Quarter Ended September 30, 1997

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
                       (000's Omitted)
                          Unaudited

                                September    December
                                30,         31,

                                1997        1996

ASSETS
Cash                                     $           $
                                       214         187
Short-Term Investments               1,040      39,262
Receivable from Tri-Star-ML
Delphi Premier
  Productions, net                     371       2,179
Receivable from Columbia
Pictures
  (Distributor)                        164         103
Interests in Motion Pictures
Released, net of
   accumulated amortization of
$11,529 and
    $11,527, respectively                0           2
Motion Picture Costs
Recoverable from
     Special Recoupment
Payments                                 0       1,516

           Total Assets                  $           $
                                     1,789      43,249

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                  3          30
  Distribution Payable
                                         0      38,163
            Total Liabilities
                                         3      38,193

Partners' Capital (Note 2):
  General Partner                    (184)         123
  Limited Partners
                                     1,970       4,933

            Total Partners'
Capital                              1,786       5,056

            Total Liabilities            $           $
and Partners' Capital                1,789      43,249

     See accompanying notes to the financial statements.


              ML DELPHI PREMIER PARTNERS, L.P.
              (A Delaware Limited Partnership)
                  STATEMENTS OF OPERATIONS
     (000's Omitted, except net (loss) profit per unit)
                          Unaudited



For the Three Months   For the Nine Months
                             Ended September 30,    Ended
September 30,

1997               1996         1997           1996
Net Revenue from Motion
Pictures
     Released                   $       $      $       $
                                7       3     61       6
Special Recoupment Payment
     Accrual                    0      56      0     164
Interest Income
                               13      11    143      30

                               20      70    204     200
Expenses:
    Management Fee              0     142      0     427
    Amortization of
Interests in
       Motion Pictures          0       0      2       0
Released
    Operating Expenses
                               77      18    241      47

                               77     160    243     474

 Loss before Share of
(Loss) Profit in
  Motion Picture Venture     (57)    (90)   (39)   (274)
Share of (Loss) Profit in
Motion
  Picture Venture--Tri-
Star-
   ML-Delphi Premier
Productions                   (5)     376     95   1,259

Net (Loss) Profit               $       $      $       $
                             (62)     286     56     985

Net (Loss) Profit Per Unit
of Limited
   Partnership Interest
   (12,610 units)               $       $      $       $
                                0      22      0      77



     See accompanying notes to the financial statements.



              ML DELPHI PREMIER PARTNERS, L.P.
              (A Delaware Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited

For the Nine Months Ended September 30,

1997                          1996
Cash Flow From Operating Activities:
Net Profit                                     $         $
                                              56       985
Adjustments to reconcile Net Profit to
net cash
   provided (used) by operating
activities:
    Amortization of Interests in               2         0
Motion Pictures Released
    Share of Profit in Motion Picture       (95)   (1,259)
Venture
    Distributions from Joint Venture          95     1,279
    Changes in Assets and Liabilities:
        Increase in Prepaid Expense            0     (142)
        Decrease (Increase) in Motion
Picture Costs
          Recoverable from Special         1,516     (164)
Recoupment Payments
        (Increase) Decrease in
Receivable from Columbia
           Pictures (Distributor)           (61)         5
         Decrease (Increase) in
Receivable from
           Tri-Star-ML Delphi Premier      1,808     (948)
Productions, net
         Decrease in Accrued Expenses
and
            Accounts Payable
                                            (27)      (47)
        Net Cash Provided (Used) by
Operating Activities                       3,294     (291)

Cash Flow From Investing Activities:
Purchases of Short-Term Investments      (8,088)
                                                   (1,877)
Redemptions of Short-Term Investments
                                          46,310     1,521
       Net Cash Provided (Used) by
Investing Activities                      38,222     (356)

Cash Flow from Financing Activities:
Distributions to Partners
                                        (41,489)         0
       Net Cash Used by Financing
Activities                              (41,489)         0

Increase (Decrease) In Cash                   27     (647)
Cash at beginning of period
                                             187       714
Cash at end of period                          $         $
                                             214        67

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

1997 and the results of operations and cash flows for the

periods ended September 30, 1997 and 1996.  Results of

operations for the three and nine month periods ended

September 30, 1997 are not necessarily indicative of the

results that may be expected for the entire fiscal year.

2.  Current Operations

    As of September 30, 1997, the Partnership had an

interest in twenty SF Interest films, three of which are

owned directly and distributed through Columbia Pictures

("Columbia") and seventeen of which are owned through a

Joint Venture with TriStar Pictures, Inc.  ("TriStar").  In

addition, as of September 30, 1997, the Partnership has an

interest in three Extra Films through the Tri-Star Joint

Venture.  All films in which the Partnership has an

interest, as of September 30, 1997, have completed their

theatrical release and are being distributed in various

ancillary markets.

    Based on the anticipated performance of one SF Interest

film released through the Tri-Star Joint Venture, it is

expected that the Distributor of the Tri-Star Joint Venture

will be required to make a Special Recoupment Payment with

respect to that film.  Accordingly, distribution fees earned and expected to be earned by the Distributor as of September

30, 1997 of approximately $413,000 have been accrued by the

Partnership as a receivable from the Tri-Star Joint Venture.

    For the purpose of computing the net (loss) profit per

unit, the allocation of the net (loss) profit for the period is computed in accordance with the Partnership Agreement.

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

Columbia for the production of, and acquisition of SF

Interests in, films.  As of September 30, 1997, the

Partnership held cash of approximately $214,000 and short-

term investments of approximately $1,040,000.

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

Partnership's film assets will be successfully sold, or if

sold, when such sale would occur.  Upon the ultimate sale of the Partnership's film assets, the Partnership will commence taking steps to dissolve and liquidate.  Cash distributions

as a result of the liquidation may be made to the partners to the extent, and only to the extent, the proceeds from a sale of the Partnerships' interest in the film assets in

connection with the liquidation are in excess of the

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

Interest films.

    For the three month period ended September 30, 1997,

the Tri-Star Joint Venture had a net profit; however, the

Partnership reported a net loss from the Joint Venture of

approximately $5,000, and the Partnership had an overall net loss of approximately $62,000.  The Partnership's reported

net loss was primarily due to the recapture of Special

Recoupment Payments, offset by revenue accrued with respect

to certain films.  The variance between the Partnership's

share of the Tri-Star Joint Venture's net profit and the

Partnership's net profit was primarily due to the amount by

which the Partnership's expenses exceeded interest income

earned on Partnership funds and revenue recognized with

respect to films owned directly.

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

    For the nine month period ended September 30, 1997, the

Tri-Star Joint Venture had a net profit of which the

Partnership's share was approximately $95,000, and the

Partnership had an overall net profit of approximately

$56,000.  The Partnership's share of the Joint Venture's net profit was primarily due to revenue accrued with respect to

certain films.  The variance between the Partnership's share of the Tri-Star Joint Venture's net profit and the

Partnership's net profit was primarily due to the amount by

which the Partnership's expenses (including amortization of

the Partnership's interest in motion pictures) exceeded

interest income earned on Partnership funds and revenue

recognized with respect to films owned directly.

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

    The Partnership reports net revenue from motion picture

exploitation for the three films in which it owns interests

directly.  The increase in net revenue for the three and

nine month periods ended September 30, 1997 as compared with the corresponding periods in 1996 is due primarily to an

increase in the accrual of syndicated television revenues in

1997.

    The increase in interest income for the three and nine

month periods ended September 30, 1997 as compared with the

corresponding periods in 1996 was due primarily to more

funds being available for short-term investments as well as

higher interest rates earned on short-term investments

during 1997.

    The decrease in total expenses for the three and nine

month periods ended September 30, 1997 (inclusive of

amortization of the Partnership's direct interest in motion

pictures) as compared with the corresponding periods in 1996 was primarily attributable to the Management Fee incurred in

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

           TRI-STAR- ML DELPHI PREMIER PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited


                                   September
                                 30,          December
                                              31,

                                 1997         1996

ASSETS
Motion Picture Production  and
Advertising
    Costs, net of accumulated
amortization of
    $280,738 and $280,547,        $     451              $
respectively                                           370
Motion Picture Costs Recoverable
from
    Special Recoupment Payments       7,229         31,640
Receivable from TriStar
Pictures, Inc.
    (Distributor), net
                                      2,058          1,962
                     Total         $  9,738   $     33,972
Assets

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,     $  8,916    $    31,423
Inc.
  Payable to ML Delphi Premier
     Partners, L.P., net                             2,179
                                        371

                      Total                         33,602
Liabilities                           9,287

Venturers' Capital:
  TriStar Pictures, Inc.                451            370
   ML Delphi Premier Partners,
L.P.                                      0              0

                       Total
Venturers' Capital                      451            370

                       Total
Liabilities and Venturers'
                                          $  $      33,972
Capital                               9,738

     See accompanying notes to the financial statements.

           TRI-STAR-ML DELPHI PREMIER PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited


                                                        For
the Three Months   For the Nine Months
                             Ended September 30,  Ended
September 30,

1997                 1996     1997              1996
Net Revenues From Motion
Picture
    Exploitation              $       $      $       $
                            379     361  1,437   1,299

Less: Amortization of
Motion
          Picture
Production and
           Advertising
Costs                        25      28    191     154

Income from Operations      354     333  1,246   1,145

Special Recoupment
Payment
     Accrual (Recapture)    486    (38)    370    (38)

Interest Income, net
                              0   1,953      0   5,624

Net Income                    $       $      $       $
                            840   2,248  1,616   6,731





     See accompanying notes to the financial statements.



          TRI-STAR - ML DELPHI PREMIER PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Nine Months Ended September 30,

1997                        1996
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                         1,616       6,731
Adjustments to reconcile Net
Income to net cash
    provided by operating
activities:
  Amortization of Motion Picture
Production
     and Advertising Costs                 191         154
  Accrued Distributions to              24,315     (5,574)
Venturers
  Changes in Assets and
Liabilities:
       (Decrease) Increase in
Payable to ML Delphi
         Premier Partners, L.P.,       (1,808)         948
net
       (Decrease)Increase in
Payable to TriStar
         Pictures Inc., net           (22,507)       4,627
       (Increase) Decrease in
Receivable from
          Tri-Star Pictures, Inc.         (96)         802
(Distributor), net
        Decrease  (Increase) in
Motion Picture Costs
          Recoverable from
Special Recoupment
          Payments
                                        24,411     (6,377)
        Net Cash Provided  by
Operating Activities                    26,122       1,311
Cash Flow From Financing
Activities:
Distributions to Venturers
                                      (26,122)     (1,311)

        Net Cash Used by
Financing Activities                  (26,122)     (1,311)

Net Change in Cash                           0           0

Cash at beginning of period
                                             0           0

Cash at end of period                        $           $
                                             0           0

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

"Joint Venture") included in the Annual Report on Form 10-K

of ML Delphi Premier Partners, L.P. (the "Partnership") for

the year ended December 31, 1996.  The information furnished includes all adjustments which are, in the opinion of

management, necessary to present fairly the financial

position of the Joint Venture as of September 30, 1997 and

the results of its operations and cash flows for the periods ended September 30, 1997 and 1996.  Results of operations

for the period ended September 30, 1997 are not necessarily

indicative of the results that may be expected for the

entire fiscal year.

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

September 30, 1997, the Joint Venture is reporting net

revenue of $379,000 and $1,437,000, respectively, due

primarily to the performance of various SF Interest films in the worldwide free television market.  For the nine month

period ended September 30, 1997, the Joint Venture recorded

an increase of $370,000 in the Special Recoupment Payment

accrual due to an increase in the estimated distribution fee to be earned by its Distributor.  In order to reflect its

proper value at June 30, 1997, the Joint Venture increased

its Motion Picture Production and Advertising Costs by

$272,000.  No similar transaction occurred in the prior

year.

    For the three and nine month periods ended September

30, 1996, the Joint Venture reported net revenue of $361,000 and 1,299,000, respectively, due primarily to the

performance of various PF Interest films in the pay

television and worldwide free television markets and to the

performance of various SF Interest films in the worldwide

free television market and one SF Interest film in the pay

television market.  For the nine month period ended

September 30, 1996, the Joint Venture recorded a decrease of

$38,000 in the Special Recoupment Payment accrual due to a

decrease in the estimated distribution fee to be earned by

its Distributor.  In addition, for the three and nine month

periods ended September 30, 1996, the Joint Venture recorded net interest income of $1,953,000 and $5,624,000,

respectively, due primarily to the decrease in the discount

period relating to the Special Recoupment Payment net of

interest expense related to the Acceleration Payments.

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


                              ML DELPHI PREMIER PARTNERS,
L.P.
                              A Delaware Limited Partnership

                              By:  ML DELPHI PARTNERS, L.P.,
                                   General Partner

                              By:  ML Film Entertainment
Inc.,
                                   general partner




 November 13, 1997                                       /s/
Roger F. Castoral, Jr.
       Date
Roger F. Castoral, Jr.

Vice President and Treasurer of the

Managing Partner of the General Partner

(principal financial officer and principal

accounting officer of the Registrant)



November 13, 1997             /s/ Steven N.
Baumgarten
     Date                     Steven N. Baumgarten
                              Director and Vice President of
the                                        general partner
of the General Partner