Form 10-K
period 1997-12-31
ML DELPHI PREMIER PARTNERS LP
filed 1998-03-31
CIK 795252

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

  [x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                              OR
    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For Fiscal Year Ended
Commission File
December 31, 1997                                 Number 0-15763

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

   As of March 15, 1998, there were 12,610 units of limited partnership interests outstanding, all held by non-affiliates. The aggregate market value of those interests is not determinable because there is no active public trading market for the units. See
Item 5.  Market for the Registrant's Common Equity and Related
Security Holder Matters.

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



       The Partnership has SF Interest in 20 films, 17 through

the Tri-Star Joint Venture (the "Tri-Star SF Interest films")

and three which are participation interests owned directly in films being distributed by Columbia Pictures (the "Columbia SF

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

Partner anticipates that the Partnership will be liquidated in

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

For each SF Interest film, the Partnership is generally entitled to receive an amount equal to the product of its percentage

interest in a film multiplied by the greater of (a) an amount equal to 100% of the net proceeds from the distribution of the film and (b) an amount equal to 32% of the gross receipts from the distribution of the film.  As previously discussed, the

payments to which the Partnership was entitled in respect of PF

Interest films were based solely on gross receipts without

regard to net proceeds. The Distribution Agreements provide, in general, that gross receipts consist of all sums received by the

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

Interest films.  In February 1997, the Partnership received

additional Special Recoupment Payments totaling $1,516,000 and

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

Return for the one Tri-Star Joint Venture film is $283,000.

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

Bonus Film Profit Payments in the amounts of $21,000,

$13,000 and $9,000 were received by the Partnership in 1997,

1996 and 1995, respectively.

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

SF Interest films less (b) the Partnership's contributions for those films in excess of the Allocated Amount and interest on such excess.  Based on the performance of the Extra Films

through December 31, 1997, no receivable has been reflected in the accompanying financial statements.

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

       As of March 15, 1998, there were approximately 4,800

holders of record of limited partnership units of the

Partnership.

       Beginning with the December 1995 client account

statements, Merrill Lynch, Pierce, Fenner & Smith Incorporated

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

Cash distributions attributable to revenue received by the

Partnership from SF Interests commenced in September 1989.

       The following chart sets forth the cash distributions

made by the Partnership through March 15, 1998:

       Year                                      Amount Per Unit
       1987                                          $ 245
       1988                                             245
       1989                                             270
       1990                                             270
       1991                                             330
       1992                                             840
       1993                                             275
       1994                                             245
       1995                                             245
       1996                                                 0
       1997                                          3,135
       1998                                                 0
       Total                                       $6,100

       Accordingly, as of March 15, 1998, the limited partners

have received cash distributions in excess of their original investment in the Partnership.

Item 6.    Selected Financial Data.


                (000's omitted except for per unit information)

                                                               Year
Ended December 31
                         1997            1996       1995      1994
1993
Net revenue from
  motion pictures
  released (1):                                  $     64        $
9        $      17     $        8         $       68
Share of profit
   in motion
  picture venture:                  $    69        $  2,738
$ 1,156     $    609          $  1,420
Net (loss) profit:                        $  (75)         $  1,961
$    788     $    208          $     905
Net (loss) profit
  per unit:                               $     (6)         $
58        $       62    $       16         $       71
Total assets:                                    $1,702
$43,249        $ 41,311   $43,653         $46,590
Total liabilities:                   $    47         $38,193
$       53    $       63         $       88
Paid and accrued cash
  distributions per unit:$  235       $  2,900        $     245
$     245         $     275

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

In addition, the Partnership has satisfied its commitment to contribute funds to the Tri-Star Joint Venture for PF Interests in films.  As of December 31, 1997, the Partnership held cash of approximately $304,000 and short-term investments of

approximately $891,000.  Short-term investments consist solely of U.S. government securities.



       The Partnership has begun evaluating the value of its

interest in the film assets for the purpose of possibly selling that interest and liquidating the Partnership.  The General

Partner anticipates that the Partnership will be liquidated in

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

December 31, 1996.  In addition, on March 27, 1997 a

distribution was made in the amount of $235 per unit for all limited partners of  record as of that date.  In accordance with the Partnership Agreement as a result of the 1996 declared

distribution and the subsequent distribution in March 1997, the

General Partner was entitled to receive a total of approximately

$1,594,000 and $363,000, respectively, which amount includes its entitlement to distributions after Capital Return as defined and discussed below (see Item 11 Executive Compensation).

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

       For the year ended December 31, 1997, the Tri-Star Joint

Venture had a net profit of which the Partnership's share was approximately $69,000 and the Partnership had an overall net loss of approximately $75,000.  The variance between the

Partnership's share of the Tri-Star Joint Venture's net profit and the Partnership's net loss for the year ended December 31,

1997 was attributable to the Partnership's total expenses

partially offset by interest income and revenues generated by films in which the Partnership holds an interest directly.  The

Partnership's share of the net profit reported by the Tri-Star

Joint Venture was due primarily to the profitable results of certain SF Interest films offset, in part, by the recapture of

Special Recoupment Payments.

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

December 31, 1997 as compared with the prior year is due

primarily to an increase in the accrual of syndicated television revenues in 1997.  The decrease in net revenues for the year ended December 31, 1996 as compared with the prior year is due primarily to lower syndicated television revenues accrued in

1996.  The increase in amortization of the Partnership's direct interest in motion pictures for the year ended December 31, 1997 as compared with the prior year is due primarily to an increase in net revenues from motion picture exploitation.  The decrease in amortization of the Partnership's direct interest in motion pictures for the year ended December 31, 1996 as compared with the prior year is due primarily to a decrease in net revenues from motion picture exploitation.

       The increase in interest income for the years ended

December 31, 1997 and 1996 as compared with the corresponding periods in 1996 and 1995 was due primarily to more funds being available for short-term investments as well as higher interest rates earned on short-term investments during 1997 and 1996.

       The decrease in total expenses for the year ended

December 31, 1997 as compared with the prior year (exclusive of amortization of the Partnership's direct interest in motion

pictures) is due primarily to the Management Fee incurred in

1996 by not in 1997 due to the expiration of the Management Fee arrangement at the end of 1996 offset, in part, by an increase in Operating Expenses.  The increase in Operating Expenses is due primarily to the increase in the reimbursement to the

General Partner in 1997 for out-of-pocket expenses incurred in connection with its management of the Partnership's business.

       The increase in total expenses for the year ended

December 31, 1996 as compared with the prior year (exclusive of amortization of the Partnership's direct interest in motion

pictures) is due primarily to an increase in Operating Expenses.

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

ML Film.

The executive officers and directors of ML Film are:

Kevin K. Albert . . . . .   President, Director
Robert F. Aufenanger.   Executive Vice President, Director
Steven N. Baumgarten.  Vice President, Director
Michael E. Lurie. . . . .   Vice President, Director
Roger F. Castoral, Jr. . . Treasurer

       Kevin K. Albert, 45, a Managing Director of Merrill

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

       Robert F. Aufenanger, 44, a Vice President of Merrill

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

Mezzanine, and ML Mezanine II.

       Steven N. Baumgarten, 42, a Vice President of Merrill

Lynch & Co. Corporate Credit, joined Merrill Lynch in 1986.

Mr. Baumgarten shares responsibility for the ongoing

management of the operations of the equipment and project

related limited partnerships for which subsidiaries of ML

Leasing Equipment Corp., an affiliate of Merrill Lynch, are

general partners.

       Michael E. Lurie, 54, a First Vice President of

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

ML R&D.

       Roger F. Castoral, Jr., 30, an Assistant Vice

President of Merrill Lynch & Co. Investment Banking Group,

joined Merrill Lynch in 1995.  Mr. Castoral's

responsibilities include controllership and financial

management functions for certain partnerships for which

subsidiaries of  Merrill Lynch are the general partner.

       Mr. Aufenanger is an executive officer of Mid-Miami

Diagnostics Inc. ("Mid-Miami Inc.").  On October 28, 1995

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

Partnership, such as legal fees and fees to certified public accountants which are paid directly by the Partnership.  In

addition, the General Partner is being reimbursed for out-of-

pocket expenses with respect to administering the

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

December 1996, the limited partners reached Capital Return

and in accordance with these provisions the General Partner

received $1,224,000 in 1996 and $333,000 in 1997

representing its 10% distribution.  If the limited partners

receive total distributions equal to 150% of Capital Return,

which is not expected, the General Partner, in addition to

receiving distributions in respect of the 1% interest for

which it has paid, will be entitled to receive distributions in amounts equal to 15% of all further cash distributions

made.

       Prior to the year in which Capital Return is reached,

income was allocated 99% to the limited partners and 1% to

the General Partner.  Once Capital Return is reached,

allocations of income are based on the aggregate prior

allocations of income and losses, the aggregate prior cash

distributions and cash available for distribution.  Once

Capital Return is reached, net losses are allocated 99% to

the limited partners and 1% to the General Partner.


Item 12. Security Ownership of Certain Beneficial Owners and
       Management

       To the best of the knowledge of the Partnership, no

person beneficially owns in excess of 5% of the limited

partnership units of the Partnership.

       To the best of the knowledge of the Managing Partner, as

of March 1, 1998, no person is the beneficial owner of 5% or more of the outstanding common stock of Merrill Lynch.

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

                           PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K.


 (a)(1)    Financial Statements:

               ML Delphi Premier Partners, L.P.

       Independent Auditors' Report

       Balance Sheets at December 31, 1997 and 1996

       Statements of Operations for the Years Ended
         December 31, 1997, 1996 and 1995

       Statements of Cash Flows for the Years Ended
         December 31, 1997, 1996 and 1995

       Statements of Changes in Partners' Capital for the Years Ended December 31, 1997,
         1996 and 1995

       Notes to Financial Statements

            Tri-Star-ML Delphi Premier Productions

       Report of Independent Accountants

       Balance Sheets at December 31, 1997
         and 1996

       Statements of Operations for the Years Ended
         December 31, 1997, 1996 and 1995

       Statements of Cash Flows for the Years Ended
         December 31, 1997, 1996 and 1995

       Statements of Venturers' Capital for the Years Ended December 31, 1997, 1996 and 1995

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

(b)    Reports on Form 8-K.

       No reports on Form 8-K were filed during the last quarter

of the Partnership's fiscal year ended December 31, 1997.

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

       Dated: March 30, 1998         ML DELPHI PREMIER PARTNERS,
L.P.
                                           By:  ML DELPHI
PARTNERS, L.P.
                                    General Partner
                                           By:  ML Film
Entertainment Inc.,
                                    General Partner

                                    /s/ Kevin K. Albert
                                    (Kevin K. Albert)
                                    President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                  Title                     Date

/s/ Kevin K. Albert     Director and President of      March 30, 1998
(Kevin K. Albert)       the general partner
                    of the General Partner
                    (principal executive
                    officer of the Registrant)

/s/ Robert F. Aufenanger           Director and Executive Vice
March 30, 1998
(Robert F. Aufenanger)             President of the general
                    partner of the General Partner

/s/ Steven N. Baumgarten           Director and Vice President
March 30, 1988
(Steven N. Baumgarten)  of the Managing Partner
                    of the General Partner

/s/ Michael E. Lurie               Director and Vice President
March 30, 1998
(Michael E. Lurie)      of the Managing Partner
                    of the General Partner

/s/ Roger F. Castoral, Jr.         Vice President and Treasurer of
the    March 30, 1998
(Roger F. Castoral, Jr.)                          Managing Partner of
the General
                    Partner (principal financial
                    officer and principal
                    accounting officer of the
                    Registrant)
                         EXHIBIT INDEX


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









*Incorporated by reference

                 INDEPENDENT AUDITORS' REPORT

The Partners
ML Delphi Premier Partners, L.P.:

We have audited the accompanying balance sheets of ML Delphi Premier Partners, L.P. (a Delaware Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, cash flows and changes in partners' capital for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ML Delphi Premier Partners, L.P. (a Delaware Limited Partnership) at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



                              KPMG PEAT MARWICK LLP


New York, New York
March 25, 1998

               ML DELPHI PREMIER PARTNERS, L.P.
               (A Delaware Limited Partnership)

                        BALANCE SHEETS
                        (000's Omitted)

                                                      December
31,

                                1997        1996

ASSETS
Cash                                     $           $
                                       304         187
Short-Term Investments (Note 2)        891      39,262
Receivable from Tri-Star-ML
Delphi Premier
  Productions, net (Note 4)            339       2,179
Receivable from Columbia
Pictures
  (Distributor) (Note 2)               168         103
Interests in Motion Pictures
Released, net of
   accumulated amortization of
$11,529 and
    $11,527, respectively (Note          0           2
2)
Motion Picture Costs
Recoverable from
     Special Recoupment
Payments
      (Notes 2 & 5)
                                         0       1,516

                     Total               $           $
Assets                               1,702      43,249

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 47          30
  Distribution Payable (Note 9)
                                         0      38,163
                      Total
Liabilities                             47      38,193

Partners' Capital (Notes 1 &
9):
  General Partner                    (241)         123
  Limited Partners
                                     1,896       4,933

                       Total
Partners' Capital                    1,655       5,056
                       Total
Liabilities and Partners'
                                         $           $
Capital                              1,702      43,249

      See accompanying notes to the financial statements.

               ML DELPHI PREMIER PARTNERS, L.P.
               (A Delaware Limited Partnership)

                   STATEMENTS OF OPERATIONS
      (000's Omitted, except net (loss) profit per unit)

                                For the Year Ended December
31,

1997            1996        1995
Net Revenue from Motion
Pictures
    Released (Note 2)              $      $       $
                                  64      9      17
Special Recoupment Payment
     (Recapture) Accrual           0  (200)     203
(Note 5)
Interest Income
                                 156     76      69

                                 220  (115)     289
Expenses:
    Management Fee                 0    569     569
    Amortization of
Interests in  Motion
       Pictures Released           2      0       1
(Note 2)
    Operating Expenses
                                 362     93      87

                                 364    662     657

Loss before Share of Profit
in Motion
  Picture Venture              (144)  (777)   (368)
Share of Profit in Motion
  Picture Venture--Tri-Star-
ML Delphi
  Premier Productions (Notes
2 & 4)                            69  2,738   1,156

Net (Loss) Profit                  $      $       $
                                (75)  1,961     788

Net (Loss) Profit Per Unit
of Limited
   Partnership Interest            $      $       $
(12,610) units                   (6)     58      62


      See accompanying notes to the financial statements.


               ML DELPHI PREMIER PARTNERS, L.P.
               (A Delaware Limited Partnership)
                   STATEMENTS OF CASH FLOWS
                        (000's Omitted)

For the Year Ended December 31,

1997                  1996             1995
Cash Flow From Operating
Activities:
Net (Loss) Profit                        $        $        $
                                      (75)    1,961      788
Adjustments to reconcile Net
(Loss) Profit to net
   cash provided by operating
activities:
    Amortization of Interests in
Motion Pictures
      Released                           2        0        1
    Share of Profit in Motion         (69)  (2,738)  (1,156)
Picture Venture
    Distributions from Joint            69    2,758    1,175
Venture
    Changes in Assets and
Liabilities:
        Decrease (Increase) in
Motion Picture Costs
          Recoverable from
Special Recoupment
            Payments                 1,516    1,060    (203)
        (Increase) Decrease in
Receivable from
            Columbia Pictures         (65)        7        3
(Distributor)
        Decrease in Receivable
from Tri-Star-ML
            Delphi Premier           1,840   35,122    2,299
Productions, net
        Increase (Decrease) in
Accrued Expenses
            and Accounts Payable
                                        17     (23)     (10)
        Net Cash Provided by
Operating Activities                 3,235   38,147    2,897
Cash Flow From Investing
Activities:
Purchases of Short-Term            (8,977)  (42,149  (1,671)
Investments                                       )
Redemptions of Short-Term
Investments                         47,348    3,475    1,985
       Net Cash Provided (Used)
by Investing
           Activities
                                    38,371  (38,674      314
                                                  )
Cash Flow from Financing
Activities:
Distributions to Partners
                                   (4l,489        0  (3,120)
                                         )
       Net Cash Used by Financing
Activities                         (41,489        0  (3,120)
                                         )
 Increase (Decrease) In Cash           117    (527)       91
Cash at beginning of year
                                       187      714      623
Cash at end of year                      $        $        $
                                       304      187      714
      See accompanying notes to the financial statements.

               ML DELPHI PREMIER PARTNERS, L.P.
                (A Delaware Limited Partnership)

          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     FOR THE YEARS ENDED DECEMBER 3l, 1997, 1996 AND 1995
        (000's Omitted, except distributions per unit)

                                   General            Limited
Total
Balance January 1, 1995              $         $         $
                                   509    43,081    43,590

Net Profit for the Year
Ended
  December 31, 1995                  8       780       788

Distributions to Partners
($245 per unit)                   (31)   (3,089)   (3,120)

Balance December 31, 1995          486    40,772    41,258

Net Profit for the Year
Ended
  December 31, 1996              1,231       730     1,961

Distributions to Partners
($2,900 per unit)              (1,594)  (36,569)  (38,163)

Balance December 31, 1996          123     4,933     5,056

Net Loss for the Year Ended
  December 31, 1997                (1)      (74)      (75)

Distributions to Partners
($235 per unit)                  (363)   (2,963)   (3,326)

Balance December 31, 1997            $         $         $
                                 (241)     1,896     1,655



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

June 12, 1986.  ML Delphi Partners, L.P., a Delaware limited partnership (the "General Partner"), is the general partner of the Partnership.  The General Partner, which has the full

responsibility for the management of the Partnership's business,

received a fee for its management services of $569,000 l996 and

1995.  For 1997, the General Partner was reimbursed

approximately $287,000 for out-of-pocket expenses incurred in connection with its management of the Partnership's business.  A public offering (the "Offering") of limited partnership

interests in the Partnership was completed on December 23, 1986.

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

$168,000 in 1997 and $103,000 in l996.

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

   As of December 31, 1997 and 1996, the reported amounts of the

Partnership's assets less liabilities were less than the tax bases by approximately $3,629,000 and $40,217,000, respectively.

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

   No amounts for interest were paid in 1997, l996 and l995.

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

1996, the Partnership was receiving an amount for each film

based on certain percentages of gross receipts of that film from all sources, with a maximum payment of $l,l25,000 per film.  In addition, the Partnership was also  entitled to receive an

amount based on certain percentages of the aggregate gross

receipts of all PF Interest films excluding U.S. and Canadian domestic theatrical gross receipts.  In any of the years l988 through l995 in which the annual cash return to the Partnership from the PF Interest films would cause the Partnership's

cumulative non-compounded return on the amount of the

Partnership's total funds to be contributed for PF Interest

films to exceed l4% per year, the balance of the amount due was carried forward and was paid, without interest, to the

Partnership in December l996 less the Acceleration Payment

recoupments and the recoupment of the Advance as described

below.

   As of December 31, 1997, the Partnership had an interest in twenty-two Joint Venture PF Interest films all of which had been released.  In each December of 1988 through 1996, TriStar,

through the Joint Venture, made a payment to the Partnership of

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

Venture Films, net revenues have been computed as of December

31, l997, l996 and l995 without the Distributor deducting a

distribution fee, with the exception of one film for which the entire distribution fee was deducted and four films for which a partial distribution fee was deducted in 1997, and five films in

1996 and four films in 1995.

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

$339,000 in 1997 consists of $375,000 accrued as special

recoupment payments, partially offset by a net non-refundable advance of $36,000.  The total receivable of $2,179,000 in l996 consisted of $2,220,000 accrued as special recoupment payments,

partially offset by a net non-refundable advance of $41,000.

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

Return.

   In January 1997, the Partnership received Special Recoupment

Payments of $1,516,000 and $1,744,000 from Columbia and theTri-

Star Joint Venture, respectively.  In December 1996, the

Partnership received Special Recoupment Payments of $860,000 and

$16,678,000 from Columbia and the Tri-Star Joint Venture,

respectively.  Based on the anticipated performance of the three films released by Columbia as of December 31, 1997 and 1996 $0 and $1,516,000, respectively have been accrued by the Columbia

Distributor as Special Recoupment Payments payable to the

Partnership.  Based on the anticipated performance of one SF film released by the Joint Venture as of December 31, 1997, and the seventeen SF films released by the Joint Venture as of

December 31, 1996 $375,000 and $2,220,000, respectively have been accrued by the Joint Venture as Special Recoupment Payments allocable to the Partnership.  To the extent available, the

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

Payments were made in 1997, 1996 and 1995 in the amounts of

$21,000, $13,000 and $9,000, respectively.  Additional Bonus

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

Partnership from the Tri-Star SF Interest films less (b) the

Partnership's contributions for those films in excess of the

Allocated Amount and an amount in the nature of interest on such excess.  Insofar as the selection of these Extra Films is

concerned, the Partnership chose one Extra Film, TriStar chose one Extra Film, and the third Extra Film was jointly chosen.  As of December 31, 1997, all three Extra Films have been selected and released.  Based on the performance of the Extra Films

through December 31, 1997, no receivable has been reflected in the accompanying financial statements.



8. Current Operations

   As of December 31, 1997, the Partnership had an interest in twenty SF Interest films (seventeen of which are owned through the Joint Venture), all of which had been released.

Additionally, the Partnership had an interest in twenty-two PF

Interest films which had been released.  Based on the

performance of the released films during the year ended

December 31, 1997 and after deducting the net operating expenses of the Partnership, the Partnership is reporting a net loss of

$75,000 for the year ended December 31, 1997.



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

After the limited partners have received total distributions equal to 150% of Capital Return, the General Partner, in

addition to receiving distributions in respect of the 1%

interest for which it has paid, will be entitled to receive

distributions in amounts equal to 15% of all further cash

distributions made.  On December 31, 1996, the Partnership

declared a distribution of $38,163,000 to partners of record on such date.  With this distribution, the limited partners

reached Capital Return.  Accordingly, the General Partner

was entitled to a l0% distribution equaling $1,224,000.  In

March 1997, the Partnership made a distribution of

$3,326,000 to partners of record.  The General Partner was

entitled to a 10% distribution equaling $333,000.



       Prior to the year of reaching Capital Return, income

was allocated 99% to the limited partners and 1% to the

General Partner.



       In years after Capital Return has been reached,

allocations of income will be based on the aggregate prior

allocations of income and losses, the aggregate prior cash

distributions and cash available for distribution. Prior to

1996 the limited partners had not reached Capital Return

and, as such, income and losses were allocated 99% to the

limited partners and 1% to the General Partner.  The net

profit  will be allocated first to the General Partner to

the extent of distributions made through the end of the year in which Capital Return has been reached and cash then

available for distribution with respect to the right to the

additional 10% and 15% distributions (as applicable) and the balance is then allocated 99% to the limited partners and 1%

to the General Partner after reaching Capital Return in 1996 for the purpose of computing the net profit per unit.  Net

losses will be allocated 99% to the limited partners and 1%

to the General Partner.  For the purpose of computing the

net loss per unit for the year ended December 31, 1997, the

net loss has been allocated 1% to the General Partner and

99% to the limited partners.



10.  Future Sale of Interests in Films

       The Partnership has begun evaluating the value of its

interest in the film assets for the purpose of possibly selling that interest and liquidating the Partnership.  The General

Partner anticipates that the Partnership will be liquidated in

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

               REPORT OF INDEPENDENT ACCOUNTANTS

Venturers
Tri-Star - ML Delphi Premier Productions

In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of venturers' capital present fairly, in all material respects, the financial position of Tri-Star - ML Delphi Premier Productions at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Venture's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.









Century City, California
March 12, l998

            TRI-STAR-ML DELPHI PREMIER PRODUCTIONS
                       (A Joint Venture)

                        BALANCE SHEETS
                        (000's Omitted)

                                                      December
31,

1997                      1996
ASSETS
Motion Picture Production  and
Advertising
    Costs, net of accumulated
amortization of
    $280,678 and $280,547,               $   $      370
respectively                           239
Motion Picture Costs Recoverable
from
    Special Recoupment Payments      6,902       31,640
Receivable from TriStar
Pictures, Inc.
    (Distributor), net
                                     2,284        1,962
                     Total        $  9,425      $33,972
Assets

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,    $  8,847      $31,423
Inc.
  Payable to ML Delphi Premier
     Partners, L.P., net                          2,179
                                       339

                      Total                      33,602
Liabilities                          9,186

Venturers' Capital
  TriStar Pictures, Inc.               239          370
   ML Delphi Premier Partners,
L.P.                                     0            0

                       Total                        370
Venturers' Capital                     239

                       Total
Liabilities and Venturers'
                                         $      $33,972
Capital                              9,425



      See accompanying notes to the financial statements.

            TRI-STAR-ML DELPHI PREMIER PRODUCTIONS
                       (A Joint Venture)

                   STATEMENTS OF OPERATIONS
                        (000's Omitted)

                                                  For the Year
Ended December 31,
                                                         1997
1996          1995
Net Revenues from Motion
Picture
    Exploitation              $       $      $
                          1,770   1,742  1,138

Less: Amortization of
Motion
          Picture
Production and
           Advertising
Costs                       131     832    145


Income from Operations    1,639     910    993

Special Recoupment
Payment
     Accrual                 97     486  2,152

Interest Income, net
                              0   7,417  6,332


Net Income                    $       $      $
                          1,736   8,813  9,477


      See accompanying notes to the financial statements.



           TRI-STAR - ML DELPHI PREMIER PRODUCTIONS
                       (A Joint Venture)

                   STATEMENTS OF CASH FLOWS
                        (000's Omitted)


For the Year Ended December 31,

1997                1996           1995
Cash Flow From Operating
Activities:
Net Income                               $       $        $
                                     1,736   8,813    9,477
Adjustments to reconcile Net
Income to net cash
    provided by operating
activities:
  Amortization of Motion Picture
Production
     and Advertising Costs             131     832      145
  Accrued Distributions to          24,416  53,070  (5,390)
Venturers
  Changes in Assets and
Liabilities:
       Decrease in Payable to ML
Delphi Premier
         Partners, L.P., net       (1,840) (35,122  (2,299)
                                                 )
       (Decrease) Increase in
Payable to TriStar
         Pictures, Inc.            (22,576 (17,948    7,689
                                         )       )
       (Increase) Decrease in
Receivable from
          TriStar Pictures, Inc.     (322)  22,120    4,128
(Distributor), net
       Decrease (Increase) in
Motion Picture Costs
          Recoverable from
Special Recoupment
          Payments
                                    24,738  30,950  (9,518)

        Net Cash Provided  by
Operating Activities                26,283  62,715    4,232
Cash Flow From Financing
Activities:
Distributions to Venturers
                                   (26,283 (62,715  (4,232)
                                         )       )

        Net Cash Used by
Financing Activities               (26,283 (62,715  (4,232)
                                         )       )

Net Change in Cash                       0       0        0
Cash at beginning of year
                                         0       0        0
Cash at end of year                      $       $        $
                                         0       0        0


      See accompanying notes to the financial statements.

            TRI-STAR-ML DELPHI PREMIER PRODUCTIONS
                       (A Joint Venture)

               STATEMENTS OF VENTURERS' CAPITAL
     FOR THE YEARS ENDED DECEMBER 3l, 1997, 1996 AND 1995
                        (000's Omitted)

                                                     ML Delphi
Total
                                TriStar,           Premier
Venturers'
                              Pictures Inc.     Partners
Capital
Venturers' Capital as of             $         $         $
January 1, 1995                  1,308        39     1,347

Net Income for the Year
Ended
  December 31, 1995              8,321     1,156     9,477

Accrued Distributions to
Venturers                      (8,447)   (1,175)   (9,622)

Venturers' Capital as of         1,182        20     1,202
December 31,
    1995

Net Income for the Year
Ended
  December 31, 1996              6,075     2,738     8,813

Accrued Distributions to
Venturers                      (6,887)   (2,758)   (9,645)

Venturers' Capital as of
December 31,
    1996                           370         0       370

Net Income for the Year
Ended
  December 31, 1997              1,667        69     1,736

Accrued Distributions to
Venturers                      (1,798)      (69)   (1,867)

Venturers' Capital as of
December 31,
    1997                             $         $         $
                                   239         0       239

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

Columbia Pictures Industries, Inc. ("Columbia").  In December

1996, the Partnership received a final payment on the gross

receipts of the PF interest films and, as such, the

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

   Three of the Joint Venture Films were co-produced with Tri-

Star Delphi IV Productions, a joint venture formerly between

TSPI and Delphi Film Associates IV ("DFA IV"), a  New York

limited partnership which was liquidated in December 1997, and with Tri-Star-Delphi V Productions, a joint venture between TSPI and Delphi Film Associates V ("DFA V"), a  New York limited

partnership which was liquidated in March 1998.  The Joint

Venture has an interest ranging from l0-36% in these three

films.  In addition, three of the Joint Venture Films were co-

produced only with Tri-Star-Delphi V Productions.  The Joint

Venture has an interest of l0% in two and 50% in one of these three films.  With respect to one Joint Venture Film in which the Joint Venture has a l00% interest, Tri-Star-Delphi IV

Productions acquired a l0% participation interest which was

derived from TSPI's interest in that film through the Joint

Venture.  All seventeen Joint Venture Films and all twenty-two

PF Interest Films had been released as of December 31, 1997.

   All of the Joint Venture's films are to be distributed

pursuant to a distribution agreement with TSPI (the

"Distributor").  The general partner of the Partnership is

affiliated with the general partner of DFA IV and DFA V.

   The Partnership acquired an SF Interest in three films

released by Columbia, which are similar to the Joint Venture's

SF Interests.

   Sony Pictures Entertainment Inc., the parent company of CPE

Holdings, Inc. which in turn is the parent company of  Columbia and TriStar, is an indirect wholly-owned subsidiary of Sony

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

Prior to December 31, 1996, the Joint Venture recognized

revenues for a PF Interest film based on certain percentages of gross receipts for that film up to a maximum amount of

$l,l25,000 per film.  In addition, the Joint Venture also

recognized revenue based on certain percentages of the aggregate gross receipts of all PF Interest films, excluding U.S. and

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

   Net revenues accrued at December 31, 1997, 1996 and 1995 were computed without deducting a distribution fee to the Distributor in light of the results of the films released through those

respective dates, with the exception of one film for which the entire distribution fee was deducted and four films for which a partial distribution fee was deducted in 1997 and five films in

1996 and four films in 1995.

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

Payments will be equal to 30% of the first $9,000,000 of cash profits received by the Partnership.  Bonus Profit Payments for

1997, l996 and l995 were $21,000, $13,000 and $9,000,

respectively.  Additional Bonus Profit Payments will be made to the extent earned, in installments without interest, and

continue on a quarterly basis to the extent subsequently earned until reaching the maximum Profit Payments.



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

Partnership from the TSPI SF Interest films less (b) the

Partnership's contributions for those films in excess of the

Allocated Amount and an amount in the nature of interest on such excess.  As of December 31, 1997, all three Extra Films had been selected and released by TriStar.  Due to the results of their release to date, the Joint Venture is not expected to receive any profit participation from those films.



6.  Income Taxes

   No provision for income taxes is made in the Joint Venture's financial statements since the venturers treat the Joint Venture as a partnership for income tax purposes, with all income tax consequences flowing directly to the venturers.

     As of October 31, 1997 and 1996 (the Joint Venture's tax

year end is October 31), the tax bases of the Joint Venture's assets less liabilities exceeded amounts reported in the

financial statements at December 31, 1997 and l996 by

approximately $10,445,000 and $72,095,000, respectively.

Management estimates that the tax bases of the Joint Venture's assets and liabilities did not differ significantly between

October 31 and December 31 in l997 and l996 with the exception of  payments in the aggregate of $60,919,000 received and

subsequently distributed in December 1996.



7.  Current Operations

   As of December 31, 1997, the Distributor had released

seventeen SF Interest films in which the Joint Venture has an interest.  The Joint Venture is not expected to recoup its

investment in twelve of these SF Interest films out of the

proceeds from their distribution.  However, due to the Special

Recoupment Payment referred to below, the Partnership is

expected to recoup its investment in these films.  In addition,

one of these SF Interest films has also been designated as a PF

Interest film and the Distributor had released another twenty-

one PF films (see Note l).  For the years ended December 31,

1997, 1996 and 1995, motion picture production and advertising costs have been reduced by amortization of $131,000, $832,000 and $145,000, respectively.

   Based upon the anticipated performance of the films in

release, it is expected that the Distributor will be required to make Special Recoupment Payments to the Joint Venture with

respect to its SF Interest films (see Note 3).  Accordingly,

approximately $6,902,000 and $31,640,000 have been accrued as

Motion Picture Costs Recoverable from Special Recoupment

Payments at December 31, 1997 and 1996, respectively, in the accompanying financial statements. The current year decrease in

Motion Picture Costs Recoverable from Special Recoupment

Payments of approximately $24,738,000 consists of a payment

received in February 1997 of $24,835,000, offset by an increase in the principal amount of approximately $97,000.



8. Receivables and Payables

       Analysis of the Joint Venture's receivables and payables is as follows:

                                             AT DECEMBER 31, 1997

                               Receivable   Payable    Payable
                                  from        to         to
                               Distributor           TriStar
Partnership
                                          (000's omitted)

Net Proceeds and Gross Receipts$      2,284$ 2,320$     (36)

Accrued Special Recoupment
  Payments                                                6,902
6,527            375

       Total                                         $  9,186
$ 8,847    $   339


                                             AT DECEMBER 31, 1996

                               Receivable   Payable    Payable
                                  from        to         to
                               Distributor           TriStar
Partnership
                                          (000's omitted)

Net Proceeds and Gross Receipts$   1,962   $ 2,003$     (41)

Accrued Special Recoupment
  Payments                                              31,640
29,420     2,220

       Total                                          $33,602
$31,423    $  2,179

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

December 31, 1996 and 1995, approximately $1,296,000 and

$1,034,000 of interest expense has been recognized on the

Acceleration Payments and has been offset against Interest

Income in the accompanying financial statements.



12.  Subsequent Events

   TriStar Pictures, Inc. intends to enter into negotiations with ML

Delphi Premier Partners, L.P. to acquire its interest in the Joint

Venture.  The financial statements do not include any adjustments that might result from these negotiations.