Form 10-Q
period 1998-03-31
ML DELPHI PREMIER PARTNERS LP
filed 1998-05-15
CIK 795252

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of
             the Securities Exchange Act of 1934
            For the Quarter Ended March 31, 1998

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
                       (000's Omitted)
                          Unaudited

                                    March    December
                                31,         31,

                                1998        1997

ASSETS
Cash                                     $           $
                                       290         304
Short-Term Investments                 845         891
Receivable from Tri-Star-ML
Delphi Premier
  Productions, net                     351         339
Receivable from Columbia
Pictures
  (Distributor)
                                       171         168

           Total Assets                  $           $
                                     1,657       1,702

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 27          47
            Total Liabilities
                                        27          47

Partners' Capital (Note 2):
  General Partner                    (241)       (241)
  Limited Partners
                                     1,871       1,896

            Total Partners'
Capital                              1,630       1,655

            Total Liabilities            $           $
and Partners' Capital                1,657       1,702

     See accompanying notes to the financial statements.


              ML DELPHI PREMIER PARTNERS, L.P.
              (A Delaware Limited Partnership)
                  STATEMENTS OF OPERATIONS
     (000's Omitted, except net (loss) profit per unit)
                          Unaudited



For the Three Months Ended March 31,

1998               1997
Net Revenue from Motion
Pictures
     Released                     $        $
                                  3       15
Interest Income
                                 11      115

                                 14      130
Expenses:
    Amortization of
Interests in
       Motion Pictures            0        2
Released
    Operating Expenses
                                 63       78

                                 63       80

(Loss) Profit before Share
of Profit
  in Motion Picture            (49)       50
Venture
Share of Profit in Motion
  Picture Venture--Tri-
Star-
   ML-Delphi Premier
Productions                      24       50

Net (Loss) Profit                 $        $
                               (25)      100

Net (Loss) Profit Per Unit
of Limited
   Partnership Interest
   (12,610 units)                 $        $
                                (2)        0



     See accompanying notes to the financial statements.



              ML DELPHI PREMIER PARTNERS, L.P.
              (A Delaware Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited

For the Three Months Ended March 31,

1998                          1997
Cash Flow From Operating Activities:
Net (Loss) Profit                              $         $
                                            (25)       100
Adjustments to reconcile Net (Loss)
Profit to net cash
 (used) provided by operating
activities:
    Share of Profit in Motion Picture       (24)      (50)
Venture
    Distributions from Joint Venture          24        50
    Changes in Assets and
Liabilities:
        Decrease in Motion Picture
Costs Recoverable
          from Special Recoupment              0     1,516
Payments
         Increase in Receivable from
Columbia
           Pictures (Distributor)            (3)      (15)
         (Increase) Decrease in
Receivable from
            Tri-Star-ML Delphi              (12)     1,779
Premier Productions, net
         Decrease in Accrued Expenses
and
            Accounts Payable
                                            (20)      (12)
        Net Cash (Used) Provided by
Operating Activities                        (60)     3,368

Cash Flow From Investing Activities:
Purchases of Short-Term Investments
                                           (843)   (7,551)
Redemptions of Short-Term Investments
                                             889    45,738
       Net Cash Provided by Investing
Activities                                    46    38,187

Cash Flow from Financing Activities:
Distributions to Partners
                                               0  (41,487)
       Net Cash Used by Financing
Activities                                     0  (41,487)

(Decrease) Increase In Cash                 (14)        68
Cash at beginning of period
                                             304       187
Cash at end of period                          $         $
                                             290       255
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

They do not include all information and notes required by

generally accepted accounting principles for complete

financial statements.  There has been no material change in

the information disclosed in the notes to financial

statements of the Partnership included in the Annual Report

on Form 10-K for the year ended December 31, 1997.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Partnership as of March 31, 1998

and the results of operations and cash flows for the periods ended March 31, 1998 and 1997.  Results of operations for

the three month period ended March 31, 1998 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    As of March 31, 1998, the Partnership had an interest

in twenty SF Interest films, three of which are owned

directly and distributed through Columbia Pictures

("Columbia") and seventeen of which are owned through a

Joint Venture with TriStar Pictures, Inc.  ("TriStar").  In

addition, as of March 31, 1998, the Partnership has an

interest in three Extra Films through the Tri-Star Joint

Venture.  All films in which the Partnership has an

interest, as of March 31, 1998, have completed their

theatrical release and are being distributed in various

ancillary markets.

    Based on the anticipated performance of one SF Interest

film released through the Tri-Star Joint Venture, it is

expected that the Distributor of the Tri-Star Joint Venture

will be required to make a Special Recoupment Payment with

respect to that film.  Accordingly, distribution fees earned and expected to be earned by the Distributor as of March 31,

1998 of approximately $388,000, partially offset by a net

non-refundable advance of $37,000,  have been accrued by the

Partnership as a receivable from the Tri-Star Joint Venture.

    For the purpose of computing the net loss per unit, the

allocation of the net loss for the period is computed in

accordance with the Partnership Agreement.

3.  Additional Information

    Additional information, including the audited year end

1997 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Partnership's Annual

Report on Form 10-K for the year ended December 31, 1997 on

file with the Securities and Exchange Commission.

4.  Use of Estimates

    Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

<PAGE
Management's Discussion and Analysis of Financial Condition and Results of Operations

a.  Financial Condition


    The Partnership has fully satisfied its commitment to

contribute funds to the Tri-Star Joint Venture and to

Columbia for the production of, and acquisition of SF

Interests in, films.  As of March 31, 1998, the Partnership

held cash of approximately $290,000 and short-term

investments of approximately $845,000.

    The Partnership commenced cash distributions to its

partners in December 1987.  Distributions through March 31,

1998 to the limited partners have aggregated $6,100 per

unit.  Accordingly, the limited partners have received cash

distributions in excess of their original investment in the

Partnership.

       The Partnership has begun evaluating the value of its

interest in its film assets for the purpose of possibly

selling that interest and liquidating the Partnership.  The

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

Interest films.

    For the three month period ended March 31, 1998, the

Tri-Star Joint Venture had a net profit of which the

Partnership's share was approximately $24,000, and the

Partnership had an overall net loss of approximately

$25,000.  The Partnership's share of the TriStar Joint

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

    The Partnership reports net revenue from motion picture

exploitation for the three films in which it owns interests

directly.  The decrease in net revenue for the three month

period ended March 31, 1998 as compared with the

corresponding period in 1997 is due primarily to a decrease

in the accrual of syndicated television revenues in 1998.

    The decrease in interest income for the three month

period ended March 31, 1998 as compared with the

corresponding period in 1997 was due primarily to less funds being available for short-term investments.

    The decrease in total expenses for the three month

period ended March 31, 1998 compared with the corresponding

period in 1997 was primarily attributable to the decrease in

Operating Expenses.  The decrease in Operating Expenses is

due primarily to the decrease in the reimbursement to the

General Partner in 1998 for out-of-pocket expenses incurred

in connection with its management of the Partnership's

business.

           TRI-STAR- ML DELPHI PREMIER PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited


                                      March   December
                                 31,          31,

                                 1998         1997

ASSETS
Motion Picture Production  and
Advertising
    Costs, net of accumulated
amortization of
    $280,685 and $280,678,        $     232              $
respectively                                           239
Motion Picture Costs Recoverable
from
    Special Recoupment Payments       6,802          6,902
Receivable from TriStar
Pictures, Inc.
    (Distributor), net
                                      2,593          2,284
                     Total         $  9,627  $       9,425
Assets

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,     $  9,044   $      8,847
Inc.
  Payable to ML Delphi Premier
     Partners, L.P., net
                                        351            339

                      Total           9,395          9,186
Liabilities

Venturers' Capital:
  TriStar Pictures, Inc.                232            239
   ML Delphi Premier Partners,
L.P.                                      0              0

                       Total
Venturers' Capital                      232            239

                       Total
Liabilities and Venturers'
                                          $  $       9,425
Capital                               9,627

     See accompanying notes to the financial statements.

           TRI-STAR-ML DELPHI PREMIER PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited


                                           For the Three
Months Ended March 31,

1998         1997
Net Revenues From Motion
Picture
    Exploitation              $       $
                            655     378

Less: Amortization of
Motion
          Picture
Production and
           Advertising
Costs                         7      37

Income from Operations      648     341

Special Recoupment
Payment
      Recapture
                              0    (63)


Net Income                    $       $
                            648     278





     See accompanying notes to the financial statements.



          TRI-STAR - ML DELPHI PREMIER PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Three Months Ended March 31,

1998                              1997
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                           648         278
Adjustments to reconcile Net
Income to net cash
    provided by operating
activities:
  Amortization of Motion Picture
Production
     and Advertising Costs                   7          37
  Accrued Distributions to               (285)      24,522
Venturers
  Changes in Assets and
Liabilities:
       Increase (Decrease) in
Payable to ML Delphi
         Premier Partners, L.P.,            12     (1,779)
net
       Increase (Decrease) in
Payable to TriStar
         Pictures Inc., net                197    (22,743)
       (Increase) Decrease in
Receivable from
          Tri-Star Pictures, Inc.        (309)          31
(Distributor), net
       Decrease in Motion Picture
Costs
          Recoverable from
Special Recoupment
          Payments
                                           100      24,491
        Net Cash Provided  by
Operating Activities                       370      24,837

Cash Flow From Financing
Activities:
Distributions to Venturers
                                         (370)    (24,837)

        Net Cash Used by
Financing Activities                     (370)    (24,837)

Net Change in Cash                           0           0

Cash at beginning of period
                                             0           0

Cash at end of period                        $           $
                                             0           0

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

"Joint Venture") included in the Annual Report on Form 10-K

of ML Delphi Premier Partners, L.P. (the "Partnership") for

the year ended December 31, 1997.  The information furnished includes all adjustments which are, in the opinion of

management, necessary to present fairly the financial

position of the Joint Venture as of March 31, 1998 and the

results of its operations and cash flows for the periods

ended March 31, 1998 and 1997.  Results of operations for

the period ended March 31, 1998 are not necessarily

indicative of the results that may be expected for the

entire fiscal year.

2.  Current Operations

    All seventeen SF Interest films in which the Joint

Venture has an interest have completed their theatrical

release and are being distributed in various ancillary

markets. In addition, the Joint Venture has an interest in

three Extra Films which have completed their theatrical

release and are being distributed in various ancillary

markets.  For the three month period ended March 31, 1998,

the Joint Venture is reporting net revenue of $655,000 due

primarily to the performance of various SF Interest films in the worldwide free television market.

    For the three month period ended March 31, 1997, the

Joint Venture reported net revenue of $378,000, due

primarily to the performance of various SF Interest films in the worldwide free television market.  For the three month

period ended March 31, 1997, the Joint Venture recorded a

decrease of $63,000 in the Special Recoupment Payment

accrual due to a decrease in the estimated distribution fee

to be earned by its Distributor.

3.  Additional Information

    Additional information, including the audited year end

1997 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Annual Report on

Form 10-K of the Partnership for the year ended December 31,

1997.

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




May 14, 1998
/s/ Roger F. Castoral, Jr.
       Date
Roger F. Castoral, Jr.

Vice President and Treasurer of the

Managing Partner of the General Partner

(principal financial officer and principal

accounting officer of the Registrant)



May 14, 1998                  /s/ Steven N.
Baumgarten
     Date                     Steven N. Baumgarten
                              Director and Vice President of
the                                        general partner
of the General Partner