Form 10-Q
period 1998-06-30
ML DELPHI PREMIER PARTNERS LP
filed 1998-08-14
CIK 795252

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the Quarter Ended June 30, 1998

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
                       (000's Omitted)
                          Unaudited

                                      June   December
                                30,         31,

                                1998        1997

ASSETS
Cash                            $      202  $      304
Short-Term Investments                 897         891
Receivable from Tri-Star-ML
Delphi Premier
  Productions, net                     354         339
Receivable from Columbia
Pictures
  (Distributor)
                                       176         168

           Total Assets          $   1,629   $   1,702

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 15          47
            Total Liabilities
                                        15          47

Partners' Capital (Note 2):
  General Partner                     (241)      (241)
  Limited Partners                   1,855       1,896

            Total Partners'          1,614       1,655
Capital

            Total Liabilities    $   1,629   $   1,702
and Partners' Capital

     See accompanying notes to the financial statements.


              ML DELPHI PREMIER PARTNERS, L.P.
              (A Delaware Limited Partnership)
                  STATEMENTS OF OPERATIONS
     (000's Omitted, except net (loss) profit per unit)
                          Unaudited



For the Three Months     For the Six Months
                                   Ended June 30,
Ended June 30,

1998          1997         1998           1997
Net Revenue from Motion
Pictures
     Released                   $       $      $       $
                                5      39      8      54
Interest Income
                                9      15     20     130

                               14      54     28     184
Expenses:
    Amortization of
Interests in
       Motion Pictures          0       0      0       2
Released
    Operating Expenses
                               49      86    112     164

                               49      86    112     166

Loss before Share of
Profit in
  Motion Picture Venture     (35)    (32)   (84)      18
Share of  Profit in Motion
  Picture Venture--Tri-
Star-
   ML-Delphi Premier
Productions                    19      50     43     100

Net (Loss) Profit               $       $      $       $
                             (16)      18   (41)     118

Net (Loss) Profit Per Unit
of Limited
   Partnership Interest
   (12,610 units)               $       $      $       $
                              (1)       0    (3)       0



     See accompanying notes to the financial statements.



              ML DELPHI PREMIER PARTNERS, L.P.
              (A Delaware Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited

For the Six Months Ended June 30,

1998                  1997
Cash Flow From Operating Activities:
Net (Loss) Profit                               $        $
                                             (41)      118
Adjustments to reconcile Net (Loss)
Profit to net cash
   (used) provided by operating
activities:
    Amortization of Interests in               0         2
Motion Pictures Released
    Share of Profit in Motion Picture        (43)    (100)
Venture
    Distributions from Joint Venture          43       100
    Changes in Assets and Liabilities:
        Decrease in Motion Picture
Costs
          Recoverable from Special             0     1,516
Recoupment Payments
        Increase in Receivable from
Columbia
           Pictures (Distributor)             (8)      (54)
        (Increase) Decrease in
Receivable from
           Tri-Star-ML Delphi Premier        (15)    1,773
Productions, net
        Decrease in Accrued Expenses
and
            Accounts Payable
                                             (32)     (23)
        Net Cash (Used) Provided by
Operating Activities                         (96)    3,332

Cash Flow From Investing Activities:
Purchases of Short-Term Investments       (2,586)
                                                   (8,088)
Redemptions of Short-Term Investments
                                           2,580    46,324
       Net Cash (Used) Provided by
Investing Activities                          (6)   38,236

Cash Flow from Financing Activities:
Distributions to Partners                         (41,489)
                                               0
       Net Cash Used by Financing                 (41,489)
Activities                                     0

(Decrease) Increase In Cash                 (102)       79
Cash at beginning of period
                                             304       187
Cash at end of period                          $         $
                                             202       266

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

They do not include all information and notes required by

generally accepted accounting principles for complete

financial statements.  There has been no material change in

the information disclosed in the notes to financial

statements of the Partnership included in the Annual Report

on Form 10-K for the year ended December 31, 1997.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Partnership as of June 30, 1998

and the results of operations and cash flows for the periods ended  June 30, 1998 and 1997.  Results of operations for

the three and six month periods ended June 30, 1998 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    As of June 30, 1998, the Partnership had an interest in

twenty SF Interest films, three of which are owned directly

and distributed through Columbia Pictures ("Columbia") and

seventeen of which are owned through a Joint Venture with

TriStar Pictures, Inc.  ("TriStar").  In addition, as of

June 30, 1998, the Partnership has an interest in three

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

1998 of approximately $379,000, partially offset by a net

non-refundable advance of $25,000,  have been accrued by the

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

Columbia for the production of, and acquisition of SF

Interests in, films.  As of June 30, 1998, the Partnership

held cash of approximately $202,000 and short-term

investments of approximately $897,000.

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

General Partner anticipates that the Partnership will be

liquidated in late 1998.  No assurance can be provided that

the Partnership's film assets will be successfully sold, or

if sold, when such sale would occur.  Upon the ultimate sale of the Partnership's film assets, the Partnership will

commence taking steps to dissolve and liquidate.  Cash

distributions as a result of the liquidation may be made to

the partners to the extent, and only to the extent, that the proceeds from a sale of the Partnership's interest in the

film assets in connection with the liquidation are in excess of the Distributors' entitlement to the recoupment of Special

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





    For the three and six month periods ended June 30,

1998, the Tri-Star Joint Venture had a net profit of which

the Partnership's share was approximately $19,000 and

$43,000, respectively, and the Partnership had an overall

net loss of approximately $16,000 and $41,000, respectively.

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

    The Partnership reports net revenue from motion picture

exploitation for the three films in which it owns interests

directly.  The decrease in net revenue for the three and six month periods ended June 30, 1998 as compared with the

corresponding periods in 1997 is due primarily to a decrease in the accrual of syndicated television revenues in 1998.

    The decrease in interest income for the three and six

month periods ended June 30, 1998 as compared with the

corresponding periods in 1997 was due primarily to less

funds being available for short-term investments.

    The decrease in total expenses for the three and six

month periods ended June 30, 1998 compared with the

corresponding periods in 1997 was primarily attributable to

the decrease in Operating Expenses.  The decrease in

Operating Expenses is due primarily to the decrease in the

reimbursement to the General Partner in 1998 for out-of-

pocket expenses incurred in connection with its management

of the Partnership's business.

           TRI-STAR- ML DELPHI PREMIER PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited


                                        June
                                 30,          December
                                              31,

                                 1998         1997

ASSETS
Motion Picture Production  and
Advertising
    Costs, net of accumulated
amortization of
    $280,691 and $280,678,        $     226   $        239
respectively
Motion Picture Costs Recoverable
from
    Special Recoupment Payments       6,732          6,902
Receivable from TriStar
Pictures, Inc.
    (Distributor), net                               2,284
                                      2,416
                     Total         $  9,374    $     9,425
Assets

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,     $  8,794     $    8,847
Inc.
  Payable to ML Delphi Premier
     Partners, L.P., net                               339
                                        354

                      Total                          9,186
Liabilities                           9,148

Venturers' Capital:
  TriStar Pictures, Inc.                226            239
   ML Delphi Premier Partners,
L.P.                                      0              0

                       Total                           239
Venturers' Capital                      226

                       Total
Liabilities and Venturers'
                                          $     $    9,425
Capital                               9,374

     See accompanying notes to the financial statements.

           TRI-STAR-ML DELPHI PREMIER PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited



For the Three Months   For the Six Months
                                   Ended June 30,
Ended June 30,

1998              1997         1998        1997
Net Revenues From Motion
Picture
    Exploitation              $       $      $       $
                            124     681    779   1,059

Less: Amortization of
Motion
          Picture
Production and
           Advertising
Costs                         6     130     13     167

Income from Operations      118     551    766     892

Special Recoupment
Payment
      Recapture
                              0    (53)      0   (116)

Net Income               $  118  $  498 $  766       $
                                                   776





     See accompanying notes to the financial statements.



          TRI-STAR - ML DELPHI PREMIER PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Six Months Ended June 30,

1998                       1997
Cash Flow From Operating
Activities:
Net Income                            $    766  $      776
Adjustments to reconcile Net
Income to net cash
    provided by operating
activities:
  Amortization of Motion Picture
Production
     and Advertising Costs                  13         167
  Accrued Distributions to                (59)      24,771
Venturers
  Changes in Assets and
Liabilities:
       Increase (Decrease) in
Payable to ML Delphi
         Premier Partners, L.P.,            15     (1,773)
net
       Decrease in Payable to
TriStar
         Pictures Inc., net               (53)    (22,998)
       Decrease in Receivable
from
          Tri-Star Pictures, Inc.        (132)        (60)
(Distributor), net
       Increase in Motion Picture
Costs
          Recoverable from
Special Recoupment
          Payments                         170
                                                    24,831
        Net Cash Provided  by              720
Operating Activities                                25,714
Cash Flow From Financing
Activities:
Distributions to Venturers               (720)
                                                  (25,714)

        Net Cash Used by                 (720)
Financing Activities                              (25,714)

Net Change in Cash                           0           0

Cash at beginning of period
                                             0           0

Cash at end of period                        $           $
                                             0           0

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

"Joint Venture") included in the Annual Report on Form 10-K

of ML Delphi Premier Partners, L.P. (the "Partnership") for

the year ended December 31, 1997.  The information furnished includes all adjustments which are, in the opinion of

management, necessary to present fairly the financial

position of the Joint Venture as of June 30, 1998 and the

results of its operations and cash flows for the periods

ended June 30, 1998 and 1997.  Results of operations for the three and six month periods ended June 30, 1998 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

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

1998, the Joint Venture is reporting net revenue of $124,000 and $779,000, respectively, due primarily to the performance of various SF Interest films in the worldwide free

television market.

    For the three and six month periods ended June 30,

1997, the Joint Venture reported net revenue of  $681,000

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




August 13, 1998
/s/  Audrey L. Bommer
       Date
Audrey L. Bommer

Vice President and Treasurer of the

Managing Partner of the General Partner

(principal financial officer and principal

accounting officer of the Registrant)



August 13, 1998               /s/ David G. Cohen
     Date                          David G. Cohen
                              Director and Vice President of
the                                        general partner
of the General Partner